Form 10KSB
period 2000-07-31
PROGINET CORP
filed 2000-10-26
CIK 934868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         ___________

                         COMMISSION FILE NUMBER 0-28008
                                                -------

                              PROGINET CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                                 Delaware                                                       11-3264929
---------------------------------------------------------------------------    ----------------------------------------------
      (State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification no.)

               200 Garden City Plaza, Garden City, New York                                        11530
---------------------------------------------------------------------------    ----------------------------------------------
                 (Address of principal executive offices)                                       (Zip Code)
Issuer's telephone number, including area code (516) 248-2000
                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
                                                                       ----

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock
                                                                      ------------
                                                    Title of each class
                                                    -------------------

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for its most recent fiscal year $4,149,699.

The aggregate market value of the voting stock (based on the closing price of such stock on the Canadian Venture Exchange (CDNX) held by non-affiliates of the issuer as of October 5, 2000 was approximately $7,800,000. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 13,483,301 shares of Common Stock outstanding at October 5, 2000.

                                TABLE OF CONTENTS

                                     PART I

Item
----

Page
----

1.       Description of Business..............................................1

2.       Description of Property..............................................6

3.       Legal Proceedings....................................................7

4.       Submission of Matters to a Vote of Security Holders..................7


                                     PART II

5.       Market for Common Equity and Related Stockholder Matters..............8

6.       Management's Discussion and Analysis or Plan of Operation.............8

7.       Financial Statements.................................................10

8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................28

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................29

10.      Executive Compensation...............................................29

11.      Security Ownership of Certain Beneficial Owners and Management.......29

12.      Certain Relationships and Related Transactions.......................29

13.      Exhibits and Reports on Form 8-K.....................................29

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Proginet Corporation (Proginet or the Company) develops and markets two software product lines. One is a batch file transfer software product used to link mainframe computer systems to local area networks (LANs) and the Internet, primarily for Microsoft Windows, Novell Netware, OS400 and UNIX platforms. The other is a security password management software product that enables multiple and disparate security systems, on multiple computers, to function as one. The Company sells its products in the U.S. through its telemarketing and sales force and internationally directly and indirectly through distributors, and through Original Equipment Manufacturer (OEM) partners in Europe and the United States. The Company also provides software maintenance services. The Company's stock is traded on the Canadian Venture Exchange, (CDNX), (formerly, the Vancouver Stock Exchange), listed as PRF.U. The Company's stock also trades on the OTC- Bulletin Board under the symbol PRGF.

GENERAL DEVELOPMENT OF THE BUSINESS
Proginet was incorporated in New York in 1985 as The Teleprocessing Connection, Inc (TCI) and changed its name in 1990 to Proginet Corp. In 1995, Proginet Corp. merged with a Delaware corporation and became Proginet Corporation. Proginet is a Long Island, New York-based software development company that provides software solutions for seamlessly integrating IBM mainframes and midrange computers with Microsoft Windows NT and other distributed client/server environments. The Company's products address the systems management software space, including password management, enterprise managed data transfer, and Internet managed data transfer.

PRODUCTS
The following is a brief description of the principal products currently marketed by Proginet. Proginet has designed its products with an emphasis on ease of use, security and management both to enhance and protect its customers' investments in different networking hardware and software, and to provide its customers with flexibility for future investments. Proginet's information movement technology allows users to send their information over internal networks and the Internet, confident that no one other than the intended recipient can read or receive the information.

Proginet's information movement software is currently being used by some of the largest corporations in the world, no one of which represents a material amount of revenues for Proginet. Proginet offers five software solutions for moving information between computers. CyberFusion is designed for Internet file transfer and the other four are designed for internal network file transfers.

Proginet currently offers the following products in the information movement space:

o CyberFusion provides secure reliable information movement across the Internet. This product includes some of the strongest encryption available including DES, Triple DES, Blowfish and Blowfish Long, along with extensive features to allow for the automation of information movement needs.
o Fusion FTMS manages high-speed file transfers between OS/390 hosts, LAN servers, and desktops, throughout an enterprise environment.
o TransAccess is a data access and middleware solution for cross-platform data retrieval, update, and transaction processing. TransAccess enables enterprise-wide distributed applications across an extensive range of computing platforms.
o Network Navigator is a batch file transfer capability between client/server and MVS environments.
o Proginet also provides a version of IND$FILE, called IND$FILE Plus. While the time sharing option (TSO) version of IND$FILE, sold by IBM, is already the industry standard for exchanging files between personal computers and IBM mainframes, Proginet's VTAM - based IND$FILE Plus provides added value and security to all IBM mainframe users.

Proginet's password management technology addresses the problem of "too many passwords" that affects individual users from small to large corporate enterprises. The individual user may have many passwords to access the different systems in a typical environment. Often they resort to writing passwords on a "Post-It". Such practices cause enterprises to have an exposure when users write the password down or choose simple passwords that are easier to remember. Another consequence develops when users create complex passwords for improved security and then forget their passwords, creating a significant burden for help desk personnel.

SecurPass, with its password synchronization technology, password management features, and extendable application program interfaces (APIs), allows enterprises to gain control over users' passwords. By utilizing the password management and password synchronization technology in SecurPass, a company can specify the rules for creating a password, and have those rules enforced among all of the security systems throughout the company. The capabilities in SecurPass allow a user to specify one password, and have that password allow the user to gain access to all of the systems needed. When a password is reset, SecurPass propagates the password change throughout the environment to ensure that all passwords are secure and in-sync.

Enterprises need to address this exposure to ensure that they maintain necessary security and trust with their customers. Proginet believes enterprises must simplify and consolidate their security administration functions, as a first step to regaining and keeping control over their security password environments.

STRATEGY

Proginet's strategy has been and continues to be to develop state-of-the-art technology applications for information movement and password management. Proginet implements its strategy by investing in a highly qualified and motivated research and development team, that produces and brings to market unique and creative products geared to the Internet. Such technology includes encryption and management features to assure secure and reliable transfers.

The Company's product strategy is to expand with new products specifically designed for the Internet and wireless technology. Proginet's current product lines are mature, functional products with large installed bases. The additional development of existing products is focused on increasing the ease of product deployment and usability.

The criteria used in evaluating, and determining research and development priorities are as follows:

1.       Products must enable powerful use of the Internet.
2. Products must focus on Proginet's core strengths (multi-platform, manageability, secure information movement).
3. Viral marketing functionality, whereby customers and their partners can add incrementally to sales by propagating product marketing once the products are installed.
4.       Business and technologies must be synergistic.
5.       Products must have wide appeal.
6. Each product must stand on its own in terms of revenue generation potential.

Proginet continually evaluates new technology that has great impact on the Internet and determines how this new technology may fit into Proginet's strategy. Two recent examples of this approach are Linux, now available in the CyberFusion family of products, and LDAP, now being implemented in the SecurPass line.

SALES AND MARKETING

Proginet's sales strategy is comprised of three sales models: direct sales in the U.S; indirect sales through distribution partners in over 20 countries around the world; and alliances with partners who integrate Proginet's technology with their technology and sell the combined product(s). This last model is commonly referred to as OEM.

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees augmented by the use of outside telemarketing services related to lead generation for the direct sales force. The Company has an arrangement with an outside telemarketing firm with fees based upon the number of hours used in the generation of a lead. The Company's experience is that the cost per lead averages approximately $400 per qualified lead. Leads are turned over to the Proginet's internal direct sales force, who then cover the entire sales process. The direct sales model covers the entire sales cycle from lead generation through trial evaluation process, typically 30 to 60 days, to the signing of a software license agreement. Proginet estimates that the "typical" sales cycle averages about 90 days and Proginet closes approximately two-thirds of trials started.

The indirect sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales. Therefore, distributor partnerships are established in local markets (countries) and Proginet commits significant resources to train and support distributors to sell Proginet software in their countries. The distributors' role is to act as agents, make the marketplace aware of Proginet's technology and explain how the technology can be used in their business environments. Proginet backs-up the distributors with authorized assistance and support, customer installations and training whenever necessary. The distributor agreement specifies that they cannot sell competitors' products. Distributors are typically compensated at a commission rate of 25% or 50% based upon their level of effort, resources assigned, and commitment to closing sales.

The OEM sales model is based on the ability of an outside software company with complementary technology to sell, install and support Proginet's technology. These OEMs incorporate Proginet's technology to provide services to other customers. The OEM arrangements include a commission structure similar to distributors and also include specific fixed pricing for the number of "users" the product is licensed for.

All of Proginet's sales are dependent on visibility in the marketplace and the market's acceptance of Proginet's products. As such, the relationship with Microsoft most directly benefits the direct sales model and the distributor sales model. In both models, while there is no contractual obligation, Microsoft continues to provide leads and references to prospective customers who could benefit from Proginet's products and their integration into Microsoft's technology. The Company, however, does not maintain statistics on the amount of revenues attributable to its relationship with Microsoft.

Proginet's marketing strategy is centered on communicating the Company's message for corporate visibility to investors and the Company's product solutions to the marketplace. The corporate visibility program is centered upon an investor relations program, which provides communications on corporate activities to investors, and a corporate awareness program, which includes advertising and participation in many industry trade shows and related programs.

Proginet's product marketing strategy includes a comprehensive program that identifies market needs, positions Proginet's product messages to address these needs, and pursues several methods to deliver Proginet's message to the identified target audiences. The methods include advertising, trade show and industry conference participation, and direct mail campaigns. Additionally, Proginet pursues specific vertical markets, including healthcare, retail and financial services, with programs designed specifically for these vertical markets.

CUSTOMERS

Proginet has established a worldwide user base of more than 400 companies in over 25 countries engaged in the financial, telecommunications, healthcare, government, and other industry sectors. No one customer represents 10% or more of Proginet's revenues.

SUPPLIERS

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

EMPLOYEES

As of July 31, 2000, Proginet had 45- full-time salaried employees, and two consultants on retainer.

COMPETITION

Several companies in the marketplace provide technologies that are similar, or are perceived by the marketplace to be similar, to Proginet's technology. Competitive information is difficult to obtain and statistics on the number of customers and products sold are not disclosed by either private or public companies. For example, Computer Associates and IBM bundle product offerings and they themselves do not fully know what products are specifically used by customers. The information in this section was compiled from public sources as well as from discussions with Proginet's partners, vendors, and customers. Proginet believes the information to be reasonably accurate.

The information movement market is vast, with large and small players targeting many market segments, typically in the client server space. Some large players in this space including Computer Associates and Sterling Commerce, provide file transfer products for both the client server and mainframe spaces, in which Proginet competes. Currently, the markets for large systems data movement and systems management are estimated at $1.5 billion and $6 billion respectively, according to International Data Corporation (IDC).

We believe that the principal competitive factors in our market include: brand recognition, brand selection, price, accessibility, customer service, reliability, scalability, speed, and emerging Internet technology. Proginet also believes that with the introduction of CyberFusion for advanced managed file transfer over the Internet, the Company is well positioned to compete in this emerging market for business to business (B2B) file transfer.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

The Company's information movement technology products compete with major computer and communication systems vendors including IBM, Computer Associates and Sterling Commerce, as well as smaller companies such as SureFire Commerce (Formerly Micro Tempus)., Firesign and Hilgraeve Systems.

No competitor has more than 10 percent market share and Proginet has an insignificant market share at this time.

Most of the smaller players have developed "bottom-up" file transfer applications from a PC or UNIX platform as the foundation. These platforms have been inherently unstable, or unreliable, when compared with the IBM mainframe. Proginet's experience and expertise in this space enables the Company to develop software with higher levels of compliance to standards for up time, reliability, security, and scalability.

The design requirement for 100 percent reliability originated in the mainframe world and is the reason that, at this time, almost 70% of the world's data resides on IBM mainframes. Proginet's expertise in this area provides Proginet an advantage over the competition, when reliability, scalability and security are of paramount importance.

In the password  management  market, we believe Proginet has two key advantages:
(1) its expertise in mainframe development and (2) its relationship with Microsoft which while informal, is helpful to Proginet.

During 1998, the worldwide market for Internet security increased 43% to $3.2 billion. In particular, encryption software rose 31% while security software specialized in authentication/authorization/administration grew 46% within that period, according to IDC. Again there is no dominant competitor in this market and Proginet has an insignificant share at this time.

The mainframe is the platform where data security measures are most mature. Consequently, customers are reliant upon the mainframe and mainframe security packages for protecting their most critical data. Proginet's knowledge of the mainframe positions the Company to leverage this reliance, and to develop strategic relationships with other mainframe - specific vendors.

The Company's password management technology product line competes with major software vendors, including IBM and Computer Associates, as well as smaller companies such as Axent and Blockade. Proginet's current informal relationship with Microsoft has positioned the Company to exploit the most advanced elements of security provided by Microsoft in its own products. Proginet builds upon Microsoft security, while the other vendors merely replace it. Proginet's compliance with native Windows security ensures that the security components of all applications, which are BackOffice compliant, will also be fully compliant with Proginet's offering.

Proginet's technological informal working relationship with Microsoft has also enabled Proginet to provide a product that is server-centric, requiring no code on the client desktop. This enables customers to perform far simpler and less costly installation and maintenance than the many other products in the marketplace that require specific desktop code.

Proginet's long-term strategy is to build upon its relationship with Microsoft, remain at the forefront of new Microsoft technology and expand offerings related to the Internet.

GOVERNMENT REGULATION

Proginet has received authorization from the United States Commerce Department to export strong encryption that will ensure the security of critical business information transferred worldwide via the Internet. Other than this authorization, the Company is not subject to direct regulation by any government agency, other than regulations applicable to businesses in general.

INTELLECTUAL PROPERTY

Proginet does not possess any patents. Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights. Proginet has registered the trademarks IND$File and TransAccess in the United States. Neither trademark is considered significant in the protection of the Company's technology. The Company believes the protection of the Company's source code and its product designs are best protected by the Company's Employee Confidentiality Information and Non-Competition Agreement. In addition, Proginet owns most of the Internet domain names for its products.

ITEM 2.  DESCRIPTION OF PROPERTY

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where a majority of its employees are located. At present, a second facility located in Chicago, Illinois, which had served as a development lab, is subleased to another party for $6,883 per month, until the lease expiration.

----------------------------------- ------------------ --------------- ---------------------- --------------
Description                         Location           Square Ft.      Lease Expiration       Current
                                                                                              Annual Cost
----------------------------------- ------------------ --------------- ---------------------- --------------
Headquarters                        Garden City, NY             9,804  February 28, 2006           $211,525
----------------------------------- ------------------ --------------- ---------------------- --------------
Subleased to another Tenant         Chicago, IL                 6,068  December 31, 2002           $12,074*
----------------------------------- ------------------ --------------- ---------------------- --------------

* Amount is net of related sublease revenue.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Since May of 1995, Proginet common stock has traded on the Vancouver Stock Exchange, under the symbol PRF.U. The ".U" extension indicates that the shares are traded in U.S. dollars. In December 1999, the Vancouver Stock Exchange merged with the Calgary Stock Exchange and is now called the Canadian Venture Exchange, CDNX. Proginet's stock is held by over three hundred holders of record. In September 2000, the Company's Registration Statement on Form 10-SB cleared comments with the SEC and Proginet common stock also began trading on the OTC-Bulletin Board under the symbol PRGF.

The following table sets forth, for the fiscal quarters indicated, the reported high and low bid information for Proginet's common stock as reported on the CDNX. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Year       Quarter                           High ($U.S.)            Low($U.S.)
---------- -------------------------- -------------------- ---------------------
2000       QTR 4                                     1.15                  0.65
           QTR 3                                     2.45                  0.97
           QTR 2                                     2.20                  0.52
           QTR 1                                     0.84                  0.54
---------- -------------------------- -------------------- ---------------------
1999       QTR 4                                     0.89                  0.40
           QTR 3                                     1.25                  0.49
           QTR 2                                     0.70                  0.29
           QTR 1                                     0.60                  0.23

DIVIDENDS

Proginet has not paid dividends and does not anticipate paying dividends in the foreseeable future. The Board of Directors intends to retain earnings, if any, to finance growth. Accordingly, any payment of dividends by Proginet in the future will depend upon the need for working capital and the financial condition of the Company at the time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein. All statements in this 10K-SB related to Proginet's ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

FISCAL PERIODS ENDED JULY 31, 2000 AND JULY 31, 1999
Total revenues were $4,149,699 in fiscal 2000 compared to $4,174,163 in fiscal 1999, a decline of less then 1%. Software license revenues decreased by $377,287, or 18.3%, to $1,686,149. The fiscal 2000 decrease in revenue is primarily attributable to slower sales of Proginet's software as the Y2K conversion lockdown severely impacted Proginet's sales cycle, including delays of many trials.

Software maintenance fees increased to $2,266,755 compared to 1999 software maintenance fees of $2,048,409. The increase in software maintenance fees is from new products licensed, with the continued retention of existing maintenance support customers.

Other revenues were $196,795 compared to $62,318 for 1999. These revenues are for consulting services provided to customers who request specific support for installations of Proginet's software. Proginet has had increasing demand for services and expects to expand our technical infrastructure to expand these service offerings in the new fiscal year.

Cost of revenues increased from $1,314,368 to $1,760,469, an increase of 33.9%, resulting in part from an increase of $163,000 due to amortization of capitalized software development costs , an increase of $110,000 in customer support costs due to the expansion of the Company's customer base and $170,000 in increased costs related to indirect sales.

Operating expenses increased to $3,523,450 from $2,898,014, an increase of $625,436, or 21.6%, in 2000 compared to 1999. Research and development costs were $385,965, a 24.6% reduction compared to 1999, reflective of reduced levels of resources dedicated to analysis of research and development activities.

Selling and marketing expenses were $944,886 in 2000 compared to $525,738 in 1999. These results represent an increase of $419,148 or 79.7% and are related to increased expenditures for external sales lead generation programs and for increased personnel and related expenses for expanded internal marketing programs.

General and administrative expenses in 2000 were $2,192,599 an increase of $332,001 or 17.8%, compared to general and administrative expenses of $1,860,598 in 1999. These increases are primarily attributable to an increase in bad debt expense of $106,000, an increase in professional fees of $66,000 relating to the Company's U.S. registration process and an increase in investor relations costs and compensatory stock option expense of $147,000.

Proginet experienced an operating loss of $1,134,220 for 2000 compared to an operating loss of $38,219 for 1999. The Company reported a net loss of $1,066,282 for 2000 compared to net income of $19,533 for 1999.

         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company had a cash and cash equivalent balance of $1,465,468 and working capital of $580,202 compared to $1,691,163 of cash and cash equivalents and working capital of $1,260,534 at July 31, 1999.

The Company's operating activities provided cash of $1,042,444 and $2,274,700 for fiscal 2000 and 1999, respectively. The decrease in net cash provided by operating activities resulted primarily from the Company's fiscal 2000 net loss of $1,066,282. During fiscal 2000 and 1999, investing activities used net cash of $1,039,661 and $1,181,734, respectively, principally from increases in capitalized software development costs and financing activities used cash of $228,478 and 134,305, respectively, primarily from the Company's purchase of treasury stock.

In January 2000, the Company established a line of credit in the amount of $100,000 with a bank. The interest rate is variable based on prime plus 1%. The line of credit expires in September 2001. The Company does not currently owe any money under this line of credit.

The Company believes that its present working capital, cash generated from operations and amounts available under its present line of credit will be sufficient to meet its cash needs for at least the next twelve months.


         ITEM 7.  FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Report of Independent Certified Public Accountants                                        11
------------------------------------------------------------------------- -----------------------------------
Independent Auditors' Report                                                              12
------------------------------------------------------------------------- -----------------------------------
Balance Sheets as of July 31, 2000 and 1999                                               13
------------------------------------------------------------------------- -----------------------------------
Statements of Operations for the years ended July 31, 2000 and 1999                       14
------------------------------------------------------------------------- -----------------------------------
Statements of  Stockholders'  Equity for the years ended July 31, 2000
and 1999.                                                                                 15
------------------------------------------------------------------------- -----------------------------------
Statements of Cash Flows for the years ended July 31, 2000 and 1999                       16
------------------------------------------------------------------------- -----------------------------------
Notes to Financial Statements                                                           17-27
------------------------------------------------------------------------- -----------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    PROGINET CORPORATION

We have audited the accompanying balance sheet of Proginet Corporation as of July 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP


Melville, New York
September 22, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Proginet Corporation:

We have audited the accompanying balance sheet of Proginet Corporation as of July 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                                    KPMG LLP

Melville, New York
September 14, 1999

                              PROGINET CORPORATION
                                 Balance Sheets

                                                                         YEAR ENDED JULY 31,
                            ASSETS                                     2000               1999
Current assets:
    Cash and cash equivalents                                   $       1,465,468 $       1,691,163
    Accounts receivable, net                                              630,956           520,343
    Prepaid expenses                                                       27,090            99,750
                                                                ----------------- -----------------
                       Total current assets                             2,123,514         2,311,256
                                                                ================= =================

Property and equipment, net                                               373,639           504,096
Capitalized software development costs, net                             3,733,712         3,571,427
Purchased software, net                                                   686,176         1,188,892
Other assets                                                               45,701            45,701
                                                                ----------------- -----------------
                                                                $       6,962,742 $       7,621,372
                                                                ================= =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                             $         55,877 $          55,877
    Accounts payable and accrued expenses                                 370,840           263,124
    Deferred revenue                                                    1,116,593           731,721
                                                                ----------------- -----------------
                       Total current liabilities                        1,543,310         1,050,722
                                                                ================= =================


Notes payable, net of current portion                                      37,251            93,128
Other long-term liabilities                                               129,167           123,561
                                                                        1,709,728         1,267,411
                                                                ================= =================

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued                                                              -                 -
    Common stock, $.001 par value, 40,000,000 shares authorized,
       14,211,058 and 14,140,000  shares issued
       in 2000 and 1999, respectively                                      14,211            14,140
    Additional paid-in capital                                         11,770,256        11,632,391
    Treasury stock, 773,004 and 539,820 shares in 2000 and 1999,
       respectively, at cost                                             (415,856)         (243,255)
    Accumulated deficit                                                (6,115,597)       (5,049,315)
                                                                ----------------- -----------------
                       Total stockholders' equity                       5,253,014         6,353,961
                                                                ----------------- -----------------

                                                                $       6,962,742 $       7,621,372
                                                                ================= =================

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            Statements of Operations

                                                                              YEAR ENDED JULY 31,
                                                                           2000               1999
                                                                   ----------------- --------------------
Revenues
    Software sales and licenses                                    $       1,686,149 $          2,063,436
    Software maintenance fees                                              2,266,755            2,048,409
    Other                                                                    196,795               62,318
                                                                   ----------------- --------------------
                                                                           4,149,699            4,174,163

Cost of revenues                                                           1,760,469            1,314,368
                                                                   ----------------- --------------------

          Gross profit                                                     2,389,230            2,859,795
                                                                   ----------------- --------------------

Operating expenses
    Research and development                                                 385,965              511,678
    Selling and marketing                                                    944,886              525,738
    General and administrative                                             2,192,599            1,860,598
                                                                   ----------------- --------------------
                                                                           3,523,450            2,898,014
                                                                   ----------------- --------------------

Loss from operations                                                      (1,134,220)             (38,219)

Other income
    Interest income                                                           66,781               46,160
    Other, net                                                                 1,157               11,592
                                                                   ----------------- --------------------

Net income (loss)                                                  $      (1,066,282)$             19,533
                                                                   ================= ====================

Basic and diluted income (loss) per common share                   $           (0.08)$               0.00
                                                                   ================= ====================

Weighted average common shares outstanding, basic and diluted             13,562,995           13,485,254
                                                                   ================= ====================

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                       Statements of Stockholders' Equity
                       Years ended July 31, 2000 and 1999

                                                                 ADDITIONAL                      ACCUM-
                                          COMMON STOCK             PAID-IN        TREASURY       ULATED
                                     SHARES         AMOUNT         CAPITAL         STOCK         DEFICIT         TOTAL
                                    ----------  -------------  --------------  -------------  ------------  -------------
Balance - August 1, 1998            14,140,000  $      14,140  $   12,495,246  $  (1,452,800) $ (5,068,848) $   5,987,738

Purchase of treasury stock                   -              -               -       (283,310)            -       (283,310)

Issuance of shares in connection
     with Microsoft transaction              -              -        (862,855)     1,492,855             -        630,000

Net income                                   -              -               -              -        19,533         19,533
                                    ----------  -------------  --------------  -------------  ------------  -------------
Balance - July 31, 1999             14,140,000         14,140      11,632,391       (243,255)   (5,049,315)     6,353,961

Exercise of stock options               71,058             71          23,930              -             -         24,001

Purchases of treasury stock                  -              -               -       (172,601)            -       (172,601)

Stock purchase warrants issued
    for services                             -              -          47,918              -             -         47,918

Compensatory stock option expense            -              -          66,017              -             -         66,017

Net loss                                     -              -               -              -    (1,066,282)    (1,066,282)
                                    ----------  -------------  --------------  -------------  ------------  -------------
Balance - July 31, 2000             14,211,058  $      14,211  $   11,770,256  $    (415,856) $ (6,115,597) $   5,253,014
                                    ==========  =============  ==============  =============  ============  =============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            Statements of Cash Flows
                                                                                               Year ended July 31,
                                                                                                2000           1999
Cash flows from operating activities:
    Net income (loss)                                                                      $  (1,066,282) $      19,533
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                                        1,510,549      1,396,441
          Provision for doubtful accounts                                                        225,629        119,198
          Deferred revenue                                                                       384,872        (65,705)
          Warrants issued for services                                                            47,918              -
          Exercise of stock options                                                               24,001              -
          Compensatory stock option expense                                                       66,017              -
          Changes in operating assets and liabilities
             Accounts receivable                                                                (336,242)       320,598
             Notes receivable from employees                                                           -         12,000
             Prepaid expenses and other current assets                                            72,660         33,131
             Other receivables                                                                         -        525,000
             Other assets                                                                              -          1,847
             Accounts payable and accrued expenses                                               107,716       (101,946)
             Other long-term liabilities                                                           5,606         14,603
                                                                                           -------------  -------------
                 Net cash provided by operating activities                                     1,042,444      2,274,700
                                                                                           -------------  -------------
Cash flows from investing activities:

    Increase in capitalized software development costs                                          (973,346)    (1,174,112)
    Purchases of property and equipment                                                          (66,315)        (7,622)
                                                                                           -------------  -------------
                 Net cash used in investing activities                                        (1,039,661)    (1,181,734)
                                                                                           -------------  -------------
Cash flows from financing activities:

    (Repayment) proceeds of notes payable                                                        (55,877)       149,005
    Purchase of treasury stock                                                                  (172,601)      (283,310)
                                                                                           -------------  -------------
                 Net cash used in financing activities                                          (228,478)      (134,305)
                                                                                           -------------  -------------
Net Increase (Decrease)  in Cash and Cash Equivalents                                           (225,695)       958,661

Cash and cash equivalents at beginning of year                                                 1,691,163        732,502
                                                                                           -------------  -------------
Cash and cash equivalents at end of year                                                   $   1,465,468  $   1,691,163
                                                                                           =============  =============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF BUSINESS

Proginet Corporation ("Proginet" or the "Company") develops and markets two software product lines. One is a batch file transfer software product used to link mainframe computer systems to local area networks (LANs) and the Internet, primarily for Microsoft Windows, Novell Netware, OS400 and UNIX platforms. The other is a security password management software product that enables multiple and disparate security systems, on multiple computers, to function as one. The Company sells its products in the U.S. through its telemarketing and sales force and internationally directly and indirectly through distributors, and through Original Equipment Manufacturer (OEM) partners in Europe and the United States. The Company also provides software maintenance services. The Company's stock is traded on the Canadian Venture Exchange, CDNX, (formerly, the Vancouver Stock Exchange), listed as PRF.U. The Company stock also trades on the OTC-Bulletin Board under the symbol PRGF.

         REVENUE RECOGNITION

Revenue from the sale or license of software products is recognized when persuasive evidence of an arrangement exists, the software has been delivered, product customization is complete, the software's selling price is fixed or determinable and collection of the resulting receivable is probable.

Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract, typically one year. Cost of revenues primarily consists of product costs, amortization of capitalized software development costs and salaries and consulting fees relating to providing customer software support under maintenance contracts.

         ACCOUNTS RECEIVABLE

The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts. As of July 31, 2000 and 1999, there was an allowance for doubtful accounts of $107,889 and $127,500, respectively.

         PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using a straight-line method over the assets' useful lives, generally five years. Leasehold improvements are amortized over the lesser of the economic life of the asset or the lease term. Accelerated methods of depreciation are used for tax purposes.

         INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and deferred revenues approximate their carrying values in the financial statements because of the short-term maturity of these instruments.

         LONG-LIVED ASSETS

The Company reviews long-lived assets such as plant and equipment and certain identifiable intangibles to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

         RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of salaries and other costs related to the development and enhancement of computer software programs. Software development costs are capitalized upon the establishment of product technological feasibility until the product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain factors including, but not limited to, the timing of technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Software development costs not capitalized are expensed as research and development.

Amortization of capitalized software development costs, included in cost of revenues, and amounting to $811,061 and $668,601 for fiscal 2000 and 1999, respectively, is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $2,181,227 and $2,128,126 at July 31, 2000 and 1999, respectively.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures stock-based awards using the intrinsic value method. As described in Note 9, pro-forma disclosure of the effect of net income (loss) and net income (loss) per common share has been computed as if the fair value- based method had been applied in measuring compensation expenses.

         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potential common shares of 2,137,300 and 1,222,100 at July 31, 2000 and 1999 from stock options and warrants are excluded in computing basic and diluted net income (loss) per share for fiscal 2000 and 1999 as their effects would be antidilutive.

         USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         STATEMENT OF CASH FLOWS

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents, amounting to $1,109,489 and $1,085,707 at July 31, 2000 and 1999, respectively, consisted of a liquid reserve mutual fund. No interest payments were made during the years ended July 31, 2000 and 1999. There were no income taxes paid during the years ended July 31, 2000 and 1999.

         RECLASSIFICATIONS

Certain prior years balances have been re-classified to conform with the current year's presentations.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

(2)      ACQUISITIONS

On December 17, 1996, the Company acquired its TransAccess software product line from Microsoft, which enables transaction processing across a diverse range of platforms within the enterprise network. The Company received an existing software product and assumed maintenance contracts with deferred revenue of $324,246 on the date of acquisition. The purchase price consisted of 100,000 shares of common stock issued at closing, which were not tradable until June 1998, and $2.1 million of common stock to be issued in October 1998 (the number of shares issued was to be based on the average price of the common stock during the twenty days prior to the payment date), which become tradable from two to three years after the closing date. The fair value of the 100,000 shares of common stock and shares subsequently issuable, based on an independent appraisal, was $246,000 and $1,170,000, respectively. The total cost of the acquired product and technology was $1,800,246, including $60,000 of transaction costs, which was recorded as purchased software and is being amortized over five years. In October 1998, the Company and Microsoft settled certain issues relating to this matter and amended the agreement which allowed Proginet to satisfy all obligations to Microsoft by issuing and delivering to Microsoft 1,260,000 shares of Proginet common stock from treasury. In connection with the settlement, the acquisition obligation and purchased software carrying amounts were reduced by $540,000. Accumulated amortization at July 31, 2000 and 1999 was $990,744 and $800,520, respectively.

On November 26, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of KnowledgeNet, Inc. for $1,080,000 plus 100,000 shares of common stock, with a fair value of $328,000 based on an independent appraisal. KnowledgeNet develops and markets software which facilitates multi-platform connectivity in corporate data processing systems. The acquisition was accounted for as a purchase. The total cost of the acquisition, including assumed liabilities and related expenses was $1,657,000, which was allocated as follows:

                     Purchased software          $      1,379,000
                     Fixed assets                         223,000
                     Accounts receivable                   50,000
                     Cash                                   5,000
                                                    -------------

                                                 $      1,657,000

The fair value of the purchased software was based on an independent appraisal and its net book value at July 31, 2000 and 1999 was $416,673 and $729,166. This asset is being amortized over 5 years from the date of acquisition.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

(3)      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31:

                                                                           2000           1999
                                                                   -------------    -----------
                         Computer and other equipment             $     954,631  $     931,130
                         Furniture and fixtures                         128,189        273,425
                         Leasehold improvements                          77,342        101,790
                                                                   -------------    -----------
                                                                      1,160,162      1,306,345
                         Less accumulated depreciation

                                 and amortization                     (786,523)      (802,249)
                                                                   -------------    -----------

                                                                  $     373,639  $     504,096
                                                                     ===========    ===========

Depreciation and amortization expense for the years ended July 31, 2000 and 1999 was $196,772 and $202,574, respectively.

(4)      CREDIT LINE

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of July 31, 2000, the Company has not borrowed against this line of credit. Subsequent to year-end, the Company extended its line of credit agreement to September 30, 2001.

(5)      RELATED PARTY TRANSACTIONS

During fiscal 1999, Joseph T. Mohen, the founder of Proginet, resigned as an officer of the Company and entered into an employment agreement as "Chief of Strategic Alliances" expiring September 30, 1999, after which time Mr. Mohen was no longer associated with the Company. At such time, Mr. Mohen agreed to sell 750,000 shares of Proginet common stock to the Company for $.31 a share, the market price of the stock at the time such agreement was consummated. Of the $232,500 purchase price, $50,000 was paid on the date of the agreement. The remainder is being paid over a 36-month period and is included in the accompanying balance sheet as notes payable.

The aggregate maturities of long-term debt are as follows:
                        2001         $      55,877
                        2002                37,251
                                         ----------

                                     $      93,128
                                        ==========

Bathurst Ltd. has entered into an agreement with Proginet whereby Bathurst Ltd. has agreed to vote all shares it owns consistent with the votes of the Board of Directors of the Company through December 31, 2000.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999



 (6)     INCOME TAXES

The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes:

                                                                             2000             1999
                                                                         ------------     ----------
           Expense (benefit) at statutory rate                            $     (363,000)  $      3,000
           Increases (reductions) in taxes due to:
                Nondeductible expenses                                             2,000          1,000
                State tax expense, net of federal benefit                        (64,000)       (86,000)
                Increase in valuation allowance                                  162,000        222,000
                NOL utilization                                                        -        (53,000)
                Change  in  deferred  taxed due to  differences  in rate
                booked at beginning of year and prior year adjustments           263,000        (87,000)
                                                                             ------------     ----------
           Income tax provision                                           $            -   $          -
                                                                             ============     ==========

At July 31, 2000, the Company had available Federal net operating loss (NOL) carryforwards and research and development tax credit (R&D) carryforwards expiring in the following fiscal years:

                                              R&D                 NOL
                                              ---                 ---
                 2007         $               54,000$                  -
                 2008                         31,000                   -
                 2009                         29,000             174,000
                 2010                         42,000           1,064,000
                 2011                              -           1,519,000
                 2012                         32,000           1,395,000
                 2018                         34,000           3,427,000
                 2019                         34,000             530,000
                                    ----------------    ----------------
                              $              256,000$          8,109,000
                                    ================    ================

                              PROGINET CORPORATION
                          Notes To Financial Statements
                             July 31, 2000 and 1999

For income tax purposes, the Company utilizes the cash method of accounting for revenues and expenses. The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                            2000                1999
                                                       ---------------      --------------
Deferred tax assets:
--------------------
       Net operating loss carryforward             $        2,991,000  $        2,776,000
       Accounts payable and other                             146,000             109,000
       Deferred revenue                                       457,000             304,000
       Deferred contract costs                                 62,000              77,000
       Purchased software                                     149,000             383,000
       Property and equipment                                   3,000                   -
       Research and development carryforward                  256,000             222,000
       Unbilled rent                                           53,000              52,000
                                                       ---------------      --------------
Gross deferred tax asset                                    4,117,000           3,923,000
Valuation allowance                                       (2,311,000)         (2,150,000)
                                                       ---------------      --------------
                 Net deferred tax asset                     1,806,000           1,773,000

Deferred tax liabilities:
       Capitalized software development costs               1,536,000           1,466,000
       Accounts receivable                                    259,000             265,000
       Other receivables                                            -              29,000
       Prepaid expenses                                        11,000              12,000
       Other                                                        -               1,000
                                                       ---------------      --------------
Gross deferred tax liabilities                              1,806,000           1,773,000
                                                       ---------------      --------------

                 Net deferred tax asset            $                -  $                -
                                                       ===============      ==============

At July 31, 2000 and 1999, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of operating losses in recent years.

(7)      TREASURY STOCK

In October 1997 and renewed in December 1998, the Board of Directors authorized the Company to purchase up to 300,000 shares of its common stock. The Company purchased 5,000 and 61,000 shares in fiscal 2000 and 1999, respectively, under these authorizations. In conjunction with the settlement between the Company and Joseph Mohen (as discussed in footnote 5), the Company purchased 750,000 shares in fiscal 1999. In addition, the Company purchased from two other former employees 50,000 shares in fiscal 1999. In May 2000, the Company repurchased 228,184 shares from a former officer at a cost of $168,856.

The total cost of these stock repurchases was $172,601 and $283,310 in fiscal 2000 and 1999, respectively.

                              PROGINET CORPORATION
                          Notes To Financial Statements
                             July 31, 2000 and 1999

(8)      STOCK PURCHASE WARRANTS

In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. (MFI) whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the Canadian Venture Exchange
(CDNX) and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vest upon regulatory approval of the agreement and the next 100,000 vest provided that Proginet stock price reaches $1.25. The next 250,000 vest, if and only if, two criteria are satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds. When Proginet's stock price reaches $2.25, then 100,000 warrants will vest; when Proginet's stock price reaches $3.25, then 100,000 additional warrants will vest; and when Proginet's stock price reaches $4.25, the final 50,000 warrants will vest. During the year ended July 31, 2000, Proginet recognized a non-cash expense of $47,918 relating to this agreement. The expense relates to the first 250,000 warrants.

(9)      STOCK OPTION PLANS

Under the 1997 Stock Option Plan and 1994 Equity Incentive Plan, (the "Plans") as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the Plan to 2,500,000. Grants under the Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The Plans provide that they will be administered by a committee selected by the Board of Directors of the Company and that the committee will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in no event shall exceed 10 years from the date of grant.

Transactions involving the Plans are summarized as follows:

                                           SHARES SUBJECT          EXERCISE PRICE         WEIGHTED AVERAGE
                                              TO OPTION              PER SHARE             EXERCISE PRICE
                                           ----------------       -----------------      -------------------
        Outstanding at August 1, 1998            1,025,000         $0.97 - $4.85                     $ 1.80
             Granted                               432,100             $0.71                         $ 0.71
             Cancelled                           (235,000)         $0.71 - $3.61                     $ 1.76
                                           ----------------
        Outstanding at July 31, 1999             1,222,100         $0.71 - $0.75                     $ 0.74
             Granted                             1,269,000         $0.62 - $1.85                     $ 0.78
             Exercised                           (486,600)             $0.75                         $ 0.75
             Cancelled                           (367,200)         $0.62 - $1.10                     $ 0.73
                                           ----------------
        Outstanding at July 31, 2000             1,637,300         $0.62 - $1.85                     $ 0.77
                                           ================

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

The  following  table  summarizes   information  about  Employee  Stock  Options
outstanding and exercisable at July 31, 2000.

                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       Number       Weighted - average          Weighted          Number           Weighted -
                     outstanding        remaining               -average        exercisable         average
                     at July 31,     contractual life           exercise        at July 31,         exercise
Exercise prices         2000             (years)                 price             2000              price
$0.62 - $0.85           1,517,300                   9.5    $          0.71         1,024,800   $          0.74
$1.10 - $1.20              35,000                    10               1.17                 -                 -
$1.70 - $1.85              85,000                    10               1.72                 -                 -
                    --------------                                             --------------

                        1,637,300                   9.5    $          0.77         1,024,800   $          0.74
                    ==============                                             ==============

All options have been granted with exercise prices at the market price of the stock at the date of the grant.

On March 2, 1999, the exercise price of 824,000 options were repriced to $.75 which was greater than the market value of the stock on that date. On June 22, 2000, the Board of Directors approved a cash payment of $0.10 per option for 128,400 options that were previously repriced by the Company. For the year ended July 31, 2000, a charge of $12,840 was recorded to compensation expense for this payment. At July 31, 2000, 138,000 repriced options remain outstanding.

Additionally, on June 22, 2000, the Board of Directors approved the removal of specific performance criteria from 325,300 outstanding stock options and accelerated the vesting of these options to July 1, 2000. The Company reported a charge of $66,017 during the year ending July 31, 2000 to compensation expense relating to the removal of the performance criteria of these options.

At July 31, 2000, an additional 115,000 outstanding options vest only if certain specific performance criteria are met, generally aggressive Company revenue targets or identified individual goals. No stock compensation expense was recorded related to these options for fiscal 2000 and 1999.

The Company applies APB Opinion No.25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options, which have exercise prices equal to or greater than the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net income (loss) and net loss per share would have been the following pro forma amounts:

                                                                     2000                      1999
                                                              ------------------        -------------------
                      Net income (loss):
                           As reported                       $  (1,066,282)            19,533
                           Pro forma                            (1,605,121)          (214,289)
                      Basic and diluted net loss per share:
                           As reported                                (.08)                 -
                           Pro forma                                  (.12)               (.02)

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

Pro forma net loss reflects only options granted in fiscal 1996 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under the fair value method is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to August 1, 1995 was not considered.

The per share weighted average fair value of stock options granted during fiscal 2000 and 1999 was $.58 and $.56, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% for fiscal 2000 and 1999; risk free interest rate of 6.1% and 5.3% in fiscal 2000 and 1999, expected stock volatility of 91% and 102% in 2000 and 1999, respectively, and an expected option life of approximately five years for both years. These assumptions are used for these calculations only and they do not necessarily represent an indication of management's expectations of future developments.

(10)     MANAGEMENT AGREEMENTS

The Company has entered into management agreements with two key employees. When a change of control in the Company occurs, these agreements provide for:

       o A lump sum payment equal to the present value of the aggregate of the executive's base compensation (equal to the highest rate of base compensation in effect during the three-year period immediately preceding the termination) for the eighteen month period following the termination and the aggregate amount of annual bonuses (equal to the highest aggregate amount of such bonuses that the executive received in any one of the three years preceding the termination) that the executive would have received for the eighteen month period following the termination.
       o Continuation at the Company's expense of all benefits to which the executive was entitled prior to termination for a period of eighteen months.

(11)     COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

As of July 31, 2000, the future minimum lease payments under noncancelable operating leases for office space and equipment was as follows:

                 Year ended July 31:
                           2001                      $        313,000
                           2002                               325,000
                           2003                               275,000
                           2004                               241,000
                           2005                               250,000
                           Thereafter                         152,000
                                                         -------------
                                                            1,556,000
                           Sub-lease rental income          (215,000)
                                                         -------------
                                                     $      1,341,000
                                                         =============

Total rent expense, net of sub-lease rental income, for the years ended July 31, 2000 and 1999, was $218,791 and $195,616, respectively.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

         LITIGATION AND CLAIMS

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

(12)     CONCENTRATION OF RISKS

Revenue for the years ended July 31, 2000 and 1999 included sales in foreign countries of approximately $404,000 and $550,000, respectively. As of July 31, 2000, four customers accounted for approximately 49% of total accounts receivable. As of July 31, 1999, two customers accounted for approximately 67% of total accounts receivable. No customer represented 10% or more of revenues in the years ended July 31, 2000 and 1999.

(13)     RETIREMENT PLAN

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 15% of their salary to the plan. The Company matches between 0% and 100%, as determined by the Board of Directors, of the employee's contribution up to 10%. The Company's contributions were approximately $69,114 and $51,204 for the years ended July 31, 2000 and 1999, respectively.

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 20, 2000, Proginet terminated the client-auditor relationship between the Company and KPMG LLP ("KPMG"), and the Company engaged Grant Thornton LLP ("Grant") as its independent auditors for the fiscal year ending July 31, 2000. The decision to engage Grant was approved by the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board of Directors. KPMG's reports on the financial statements of the Company for fiscal years 1999 and 1998 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 1999 and 1998 and the subsequent interim period preceding the termination of KPMG, there were no disagreements with KPMG regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report. The Company requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter, dated August 23, 2000, indicating KPMG's response, has been filed as an exhibit to the Company's Form 8-K/A.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The information called for by this Item is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000 and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000 and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information called for by this Item is set forth under the caption " Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Unless otherwise noted, the exhibits below are incoporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:

EXHIBIT NO.             EXHIBIT NAME
----------------------- -----------------------------------------------------------------------------------
3(i)                    Certificate of Incorporation.
----------------------- -----------------------------------------------------------------------------------
3(i)(a)                 Certificate of Amendment of Certificate of Incorporation dated December 2, 1996.
----------------------- -----------------------------------------------------------------------------------
3(ii)                   Bylaws of the Registrant.
----------------------- -----------------------------------------------------------------------------------
3(ii)(a)                Amended and Restated Bylaws of the Registrant.
----------------------- -----------------------------------------------------------------------------------
9                       Shareholder Voting Agreement between Bathhurst, Ltd. and the Company, dated
                        September 20, 1999.
----------------------- -----------------------------------------------------------------------------------
10.1                    Form of Employee Confidential Information and Non-Competition Agreement.
----------------------- -----------------------------------------------------------------------------------
10.2                    Form of Confidential Information And Non-Competition Agreement For Consultants.
----------------------- -----------------------------------------------------------------------------------
10.3                    Investor Relations Agreement.
----------------------- -----------------------------------------------------------------------------------
10.4                    Form of Software License Agreement.
----------------------- -----------------------------------------------------------------------------------
10.5                    Form of Distributor Agreement.
----------------------- -----------------------------------------------------------------------------------
10.6                    Form of OEM Agreement.
----------------------- -----------------------------------------------------------------------------------
10.7                    Form of Management Continuity Agreement.
----------------------- -----------------------------------------------------------------------------------
10.8                    Independent  Directors Stock Option Plan,  amended and restated as of February 21,
                        1995.
----------------------- -----------------------------------------------------------------------------------
10.9                    1995 Equity Incentive Plan, amended and restated as of December 5, 1995.
----------------------- -----------------------------------------------------------------------------------
10.10                   1997 Stock Option Plan.
----------------------- -----------------------------------------------------------------------------------
10.11                   Form of Incentive Stock Option Agreement.
----------------------- -----------------------------------------------------------------------------------

----------------------- -----------------------------------------------------------------------------------
EXHIBIT NO.             EXHIBIT NAME
----------------------- -----------------------------------------------------------------------------------
10.12                   Stock Redemption  Agreement between the Company and Joseph T. Mohen, dated October
                        20, 1998.
----------------------- -----------------------------------------------------------------------------------
27                      Financial Data Schedule.*
----------------------- -----------------------------------------------------------------------------------

* Filed herewith.


(B) REPORTS ON FORM 8-K

A Form 8-K and a Form 8-K/A were filed on August 10, 2000 and August 23, 2000, respectively, each of which reported on the termination of KPMG LLP as the Company's independent accountants in Item 4, "Changes in Registrant's Certifying Accountant," of said Form 8-K or Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garden City, State of New York, on the 25th day of October, 2000.

                                   PROGINET CORPORATION


                                   BY: /s/ Kevin M. Kelly
                                       -----------------------------------------
                                       Kevin M. Kelly
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                NAME                                TITLE                                DATE
                ----                                -----                                ----
 /s/ Kevin M. Kelly                   President, Chief Executive          October 25, 2000
-----------------------------         Officer and Director
Kevin M. Kelly



 /s/ James F. Kelly                   Director, Secretary and Senior      October 25, 2000
-----------------------------         Vice President
James F. Kelly



 /s/ John C. Daily                    Chairman                            October 25, 2000
-----------------------------
John C. Daily



 /s/ Stephen Sternbach                Director                            October 25, 2000
-----------------------------
Stephen Sternbach



 /s/ E. Kelly Hyslop                  Director                            October 25, 2000
-----------------------------
Dr. E. Kelly Hyslop