Form 10QSB
period 2000-10-31
PROGINET CORP
filed 2000-12-13
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 ----
/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

         For the quarterly period ended October 31, 2000

                                       OR

 ----
/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission File No.: ________

                              PROGINET CORPORATION
                              --------------------
              (Exact Name of Small Business Issuer in Its Charter)

             Delaware                                     11-3264929
             --------                                     ----------
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
  Incorporation or Organization)

                  200 Garden City Plaza, Garden City, NY 11530
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 248-2000
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                       No ___
    ---

There were 13,478,054 shares of Common Stock outstanding as of December 6, 2000.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 2000

PART I.    FINANCIAL INFORMATION

           Balance Sheets as of October 31, 2000
               and July 31, 2000 (Unaudited)                                                 3

           Statements of Operations for the Three
               Months ended October 31, 2000 and 1999 (Unaudited)                            4

           Statement of Stockholders' Equity for the
               Three Months ended October 31, 2000 (Unaudited)                               5

           Statements of Cash Flows for the Three
               Months ended October 31, 2000 and 1999 (Unaudited)                            6

           Notes to Financial Statements (Unaudited)                                         7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                         10

Item 4.    Submission of Matters to a Vote of Security Holders                               12

PART II. OTHER INFORMATION

Item 5.    Other Information                                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                                  13

SIGNATURES                                                                                   14

                             PROGINET CORPORATION

                                 Balance Sheets

                                                                                   OCTOBER 31,         JULY 31,

                                    Assets                                             2000              2000
                                                                                   (UNAUDITED)         (AUDITED)

                                                                                 -----------------  ----------------
Current assets:
    Cash and cash equivalents                                                  $        1,196,623 $       1,465,468
    Accounts receivable, net                                                              952,491           630,956
    Prepaid expenses                                                                       19,633            27,090
                                                                                 -----------------  ----------------
                       Total current assets                                             2,168,747         2,123,514
                                                                                 -----------------  ----------------

Property and equipment, net                                                               377,677           373,639
Capitalized software development costs, net                                             3,751,058         3,733,712
Purchased software, net                                                                   560,497           686,176
Other assets                                                                               45,701            45,701
                                                                                 -----------------  ----------------
                                                                               $        6,903,680 $       6,962,742
                                                                                 =================  ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                           $           55,877 $          55,877
    Accounts payable and accrued expenses                                                 408,549           370,840
    Deferred revenue                                                                      916,442         1,116,593
                                                                                 -----------------  ----------------
                       Total current liabilities                                        1,380,868         1,543,310
                                                                                 -----------------  ----------------

Notes payable, net of current portion                                                      23,282            37,251
Other long-term liabilities                                                               128,732           129,167
                                                                                 -----------------  ----------------
                                                                                        1,532,882         1,709,728
                                                                                 -----------------  ----------------
Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued                                                                              -                 -
    Common stock, $.001 par value, 40,000,000 shares authorized,
       14,251,058 and 14,211,058 shares issued at October 31 and July 31, 2000,
       respectively                                                                        14,251            14,211
    Additional paid-in capital                                                         11,809,799        11,770,256
    Treasury stock,773,004 shares at October 31 and July 31, 2000,
       respectively, at cost                                                             (415,856)         (415,856)
    Accumulated deficit                                                                (6,037,396)       (6,115,597)
                                                                                 -----------------  ----------------
                       Total stockholders' equity                                       5,370,798         5,253,014
                                                                                 -----------------  ----------------
                                                                               $        6,903,680 $       6,962,742
                                                                                 =================  ================

The accompanying notes are an integral part of these financial statements.

                     PROGINET CORPORATION
             Statements of Operations (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                       2000             1999
                                                                 ---------------   --------------
Revenues
    Software sales and licenses                                $         748,083 $        234,853
    Software maintenance fees                                            648,593          496,676
    Other                                                                 26,245                -
                                                                 ---------------   --------------
                                                                       1,422,921          731,529
                                                                 ---------------   --------------

Cost of revenues                                                         561,872          370,499
                                                                 ---------------   --------------

          Gross profit                                                   861,049          361,030
                                                                 ---------------   --------------
Operating expenses:
    Research and development                                             118,260           96,327
    Selling and marketing                                                277,798          226,618
    General and administrative                                           405,563          377,901
                                                                 ---------------   --------------
                                                                         801,621          700,846
                                                                 ---------------   --------------

Operating income (loss)                                                   59,428         (339,816)
Other income (expense)
    Interest income                                                       18,371           17,224
    Other, net                                                               402           (5,780)
                                                                 ---------------   --------------
          Net income (loss)                                    $          78,201  $      (328,372)
                                                                  ===============   ==============

Basic and diluted income (loss) per common share               $            0.01 $          (0.02)
                                                                  ===============   ==============

Weighted average common shares outstanding - basic                    13,476,315       13,595,452
                                                                  ===============   ==============

Weighted average common shares outstanding - diluted                  13,535,609       13,595,452
                                                                  ===============   ==============

The accompanying notes are an integral part of these financial statements.

             PROGINET CORPORATION

       Statement of Stockholders' Equity

      Three months ended October 31, 2000

                                                                 ADDITIONAL                       ACCUM-
                                         COMMON STOCK              PAID-IN       TREASURY         ULATED
                                     SHARES         AMOUNT         CAPITAL         STOCK         DEFICIT          TOTAL
                                     ----------  ------------  --------------  ------------  --------------  --------------
Balance - August 1, 2000             14,211,058  $     14,211  $   11,770,256  $   (415,856) $   (6,115,597) $    5,253,014

Exercise of stock options                40,000            40          29,960             -               -          30,000

Stock purchase warrants issued                -             -           9,583             -               -           9,583
    for services


Net lncome                                    -             -               -             -          78,201          78,201
                                  --------------  ------------  --------------  ------------   -------------   -------------
Balance - October 31, 2000           14,251,058        14,251      11,809,799      (415,856)     (6,037,396)      5,370,798
                                  ==============  ============  ==============  ============   =============   =============

The accompanying notes are an integral part of this financial statement.

                      PROGINET CORPORATION
              Statements of Cash Flows (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                        2000           1999
                                                                 --------------- --------------
Cash flows from operating activities
    Net income (loss)                                            $        78,201 $     (328,372)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization                                  405,033        366,988
             Recovery of bad debt allowance, net                         (43,000)             -
             Deferred revenue                                           (200,151)       (88,076)
             Warrants issued for services                                  9,583              -
             Changes in operating assets and liabilities
                Accounts receivable                                     (278,535)        81,131
                Notes receivable from employees                                -        (13,969)
                Prepaid expenses                                           7,457          5,303
                Accounts payable and accrued expenses                     37,709          6,447
                Other long-term liabilities                                 (435)         2,312
                                                                 --------------- --------------
                  Net cash provided by operating activities               15,862         31,764
                                                                 --------------- --------------
Cash flows from investing activities
    Capitalized software development costs                              (247,386)      (258,396)
    Purchase of property and equipment                                   (53,352)       (21,743)
                                                                 --------------- --------------
                  Net cash used in investing activities                 (300,738)      (280,139)
                                                                 --------------- --------------

Cash flows from financing activities
    Repayment of notes payable                                           (13,969)             -
    Purchase of treasury stock                                                 -         (3,746)
    Proceeds from exercise of stock options                               30,000              -
                                                                 --------------- --------------

            Net cash provided by (used in) financing activities           16,031         (3,746)
                                                                 --------------- --------------

Net decrease in cash and cash equivalents                               (268,845)      (252,121)


Cash and cash equivalents at beginning of the period                   1,465,468      1,691,163
                                                                 --------------- --------------

Cash and cash equivalents at end of the period                   $     1,196,623 $    1,439,042
                                                                 =============== ==============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

                                   (Unaudited)

1.       INTERIM FINANCIAL DATA
         The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for year ended July 31, 2000.

         These results for the period ended October 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       REVENUE RECOGNITION
         Revenue from the sale or license of software products is recognized when persuasive evidence of an arrangement exists, the software has been delivered, product customization is complete, the software's selling price is fixed or determinable and collection of the resulting receivable is probable.

         Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract, typically one year.

         Cost of revenues primarily consists of product costs, amortization of capitalized software development costs and salaries and consulting fees relating to providing customer software support under maintenance contracts.

3.       ACCOUNTS RECEIVABLE
         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of October 31 and July 31, 2000 there was an allowance for doubtful accounts of $64,889 and $107,889, respectively.

4.       RESEARCH AND DEVELOPMENT
         Research and development costs not capitalized in connection with a specific product are expensed in the period incurred. Such expenses are based on management's estimate of time spent and costs incurred in connection with research and development.

5.       CAPITALIZED SOFTWARE
         Capitalized software development costs consist of costs that are directly related to programmers and facilities that develop software which has reached technical feasibility. Software development costs capitalized during the three months ended October 31, 2000 amounted to $247,114. Capitalized software development costs are net of accumulated amortization of $2,410,994 and $2,181,227 at October 31 and July 31, 2000, respectively.

6.       STOCK OPTION PLANS

         Under the 1997 Stock Option Plan and 1994 Equity Incentive Plan (the "Prior Plans"), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000. In October, the Board of Directors approved the 2000 Stock Option Plan ( the "2000 Plan") which limits the aggregate number of shares available under the 2000 Plan and the Prior Plans to 2,500,000. At the Company's Annual Stockholder Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the 1997 Stock Option Plan. Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The 2000 Plan provides that a committee selected by the Board of Directors of the Company will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in no event shall exceed 10 years from the date of grant.

         In the first quarter of fiscal 2001, the Board of Directors granted stock options under the 1997 Stock Option Plan to employees to purchase 29,000 shares of common stock, at an exercise price of $0.76, which represented the fair market value of the underlying common stock at the date of grant. Additionally, options to purchase 40,000 shares of common stock were exercised, aggregating $30,000 in proceeds to the Company.

7.       STOCK PURCHASE WARRANTS
         In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. (MFI) whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the Canadian Venture Exchange and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vest upon regulatory approval of the agreement and the next 100,000 vest provided that the Proginet stock price reaches $1.25. The next 250,000 vest, if and only if, two criteria are satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and
         (ii) Proginet's stock price reaching established thresholds. When Proginet's stock price reaches $2.25, then 100,000 warrants will vest; when Proginet's stock price reaches $3.25, then 100,000 additional warrants will vest; and when Proginet's stock price reaches $4.25, the final 50,000 warrants will vest. During the quarter ended October 31, 2000, Proginet recognized a non-cash expense of $9,583 relating to this agreement. The expense relates to the first 250,000 warrants.

8.       INCOME (LOSS) PER COMMON SHARE
         Basic income (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potential common shares of 125,100 at October 31, 1999 from stock options and warrants are excluded in computing diluted net loss per share for the three months ended October 31, 1999 as their effects would be antidilutive.

9.       SUBSEQUENT EVENT
         In November 2000, Proginet Corporation entered into a definitive agreement whereby Proginet acquired certain software products (assets) and entered into an e-commerce consulting agreement with SureFire Commerce of Quebec, Canada. The Company received an existing software product and assumed maintenance contracts with deferred revenue of

         $214,000 on the date of acquisition. The purchase price consisted of a $100,000 up-front payment with future payments of $700,000 in 60 days, $700,000 in 150 days and a subsequent payment of between $100,000 and $250,000 depending upon the maintenance revenue earned by Proginet within the 12 months subsequent to the transition. The total cost of the acquired product line and technology is a minimum of $1.6 million which will be recorded as purchased software and will be amortized over a five year period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         Revenues for the quarter were $1,422,921, an increase of 94.5%, compared to $731,529 for the comparable period in 1999. Software sales and license revenues were $748,083, an increase of 219% compared to the $234,853 for the comparable period of 1999. Software sales and license revenues continue to come from two sources, indirect sales channels and the direct sales force, which accounted for 70% of total sales. Direct sales for the quarter ending October 31,2000 were favorably impacted by a one-time sale to an existing customer amounting to $540,000 with no future revenue anticipated from this customer.

         Software maintenance fees increased $151,917 to $648,593, compared to $496,676 for the comparable period in 1999. This 30.5% increase is related to increased income from maintenance fees from previously licensed software products.

         Other revenues amounted to $26,245 for the period ended October 31, 2000. This category of revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers. Consulting revenue can vary considerably from period to period, as it did in this period.

         Cost of revenues increased to $561,872 from $370,499 for the comparable period in 1999, an increase of 51.7%. This increase includes amortization expense related to developed software available for sale, increases in technical support costs, and costs related to indirect channels of distributor support.

         Operating expenses were $801,621, an increase of 14.4% over expenses of $700,846 for the comparable period last year. Research and development expenses increased 22.8% to $118,260 from $96,327 last year, reflective of increased staffing levels dedicated to R&D activities. Selling and marketing expenses increased 22.6% to $277,798 from $226,618, as Proginet increased expenditures for marketing campaigns and telemarketing services for sales lead generation. General and administrative expenses were $405,563 for the quarter ended October 31, 2000, compared to $377,901 for the comparable period in 1999. This increase of 7.3% is primarily related to increases in consulting expenses, professional fees, and general and administrative payroll increases for expanded staffing levels. The increased consulting expenses are related to Proginet's increased use of outside consultants. Professional fees increased significantly for legal and accounting fees related to the company's filing its Form 10-KSB with the Securities and Exchange Commission for the first annual filing since becoming a U.S reporting company.

         For the quarter ended October 31, 2000, Proginet reported a net operating income of $59,428, compared to an operating loss of $339,816 for the same period for 1999. Net income amounted to $78,201, compared to a loss of $328,372 for the comparable quarter ended October 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2000, the Company had cash and cash equivalents of $1,196,623 and working capital of $787,879, compared to $1,465,468, and working capital of $580,204 at July 31, 2000.

         The Company's operating activities provided cash of $15,862 and $31,764 for the quarters ended October 31, 2000 and 1999 respectively. For the three months ended October 31, 2000 and 1999, investing activities used net cash of $300,738 and $280,139, respectively, principally from increases in capitalized software development costs. For the three months ended October 31, 2000, financing activities provided cash of $16,031 primarily from the exercise of the Company's stock options.

         In January 2000, the Company established a line of credit in the amount of $100,000 with a bank. The interest rate is variable based on prime plus 1%. The line of credit expires in September 2001. At October 31, 2000, there was no amount outstanding under this line of credit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

         On November 14, 2000 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected four directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also (1) ratified the appointment of Grant Thornton LLP as the Company's independent certified public accountants and auditors, (2) approved an amendment to the Company's 1997 Stock Option Plan, as amended, pursuant to which an additional 500,000 shares of the Company's common stock were reserved for issuance under such Plan, and (3) adopted the Company's 2000 Stock Option Plan. The votes for directors were as follows:
                                                      Votes
                                   --------------------------------------------
                                            For                   Withheld
                                   ------------------        ------------------

                  Kevin M. Kelly            4,815,034                  152,204
                  John C. Daily             4,815,034                  152,204
                  Stephen Sternbach         4,815,034                  152,204
                  E. Kelly Hyslop           4,815,034                  152,204

The votes to ratify the appointment of Grant Thornton LLP as the Company's independent certified accountants and auditors were as follows:

                For                       Against                    Abstain
       ------------------        ------------------         -----------------
       4,838,034                          129,204                           0

The votes to approve the amendment to the Company's 1997 Stock Option Plan were as follows:

                For                       Against                    Abstain
       ------------------        ------------------         -----------------
       4,486,607                          180,631                    300,000

The votes to adopt the Company's 2000 Stock Option Plan were as follows:

                 For                       Against                    Abstain
        ------------------        ------------------         -----------------
        4,486,607                          180,631                    300,000

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.
         ------------------

                  None

ITEM 6.  EXHIBITS
         ---------

         27.1  -  Financial Data Schedule

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:   December 13, 2000


                                             PROGINET CORPORATION

                                             /s/ Kevin M. Kelly
                                             -----------------------------------
                                             Kevin M. Kelly, President and
                                             Chief Executive Officer