Form 10QSB
period 2001-01-31
PROGINET CORP
filed 2001-03-07
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2001

                                                          OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                          Commission File No.: ________

                              PROGINET CORPORATION
                              --------------------
              (Exact Name of Small Business Issuer in Its Charter)

                Delaware                                   11-3264929
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

Yes  X                       No
    ----                       -----

There were 13,478,054 shares of Common Stock outstanding as of February _____, 2001.

Transitional Small Business Disclosure Format:

Yes                          No   X
   -----                        -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 2001

PART I.           FINANCIAL INFORMATION

ITEM I.           FINANCIAL STATEMENTS

                  Balance Sheets as of January 31, 2001
                      and July 31, 2000 (Unaudited)

                  Statements of Operations for the Three and Six
                      Months ended January 31, 2001 and 2000 (Unaudited)

                  Statement of Stockholders' Equity for the
                      Six Months ended January 31, 2001 (Unaudited)

                  Statements of Cash Flows for the Six
                      Months ended January 31, 2001 and 2000 (Unaudited)

                  Notes to Financial Statements (Unaudited)

Item 2.           Management's Discussion and Analysis or Plan of Operations


PART II.          OTHER INFORMATION

                  None

SIGNATURES

                              Proginet Corporation

                                 Balance Sheets

                                                                                             January 31,            July 31,
                                                                                                2001                  2000
                                        ASSETS                                               (Unaudited)            (Audited)
                                                                                         --------------------    ----------------
Current assets
      Cash and cash equivalents                                                     $                950,993  $        1,465,468
      Accounts receivable, net                                                                       784,455             630,956
      Prepaid expenses                                                                                14,245              27,090
                                                                                         --------------------    ----------------
                     Total current assets                                                          1,749,693           2,123,514
                                                                                         --------------------    ----------------

Property and equipment, net                                                                          337,402             373,639
Capitalized software development costs, net                                                        3,782,298           3,733,712
Purchased software, net                                                                            2,000,366             686,176
Other assets                                                                                          45,701              45,701
                                                                                         --------------------    ----------------

                                                                                    $              7,915,460  $        6,962,742
                                                                                          ====================    ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Current portion of notes payable                                              $                 55,877  $           55,877
      Accounts payable and accrued expenses                                                          358,568             370,840
      Purchased software payable                                                                     536,000                   -
      Deferred revenue                                                                             1,244,451           1,116,593
                                                                                         --------------------    ----------------
                     Total current liabilities                                                     2,194,896           1,543,310
                                                                                         --------------------    ----------------

Notes payable, net of current portion                                                                  9,313              37,251
Other long-term liabilities                                                                          127,366             129,167
                                                                                         --------------------    ----------------
                                                                                                   2,331,575           1,709,728
                                                                                         --------------------    ----------------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
      none issued                                                                                          -                   -
      Common stock, $.001 par value, 40,000,000 shares authorized,
      14,251,058 and 14,211,058 shares issued at January 31, 2001 and
      July 31, 2000, respectively                                                                     14,251              14,211
      Additional paid-in capital                                                                  11,809,799          11,770,256
      Treasury stock, 773,004 shares at January 31, 2001 and July 31, 2000,
           respectively, at cost                                                                   (415,856)           (415,856)
      Accumulated deficit                                                                        (5,824,309)         (6,115,597)
                                                                                         --------------------    ----------------
                                    Total stockholders' equity                                     5,583,885           5,253,014
                                                                                         --------------------    ----------------
                                                                                    $              7,915,460  $        6,962,742
                                                                                         ====================    ================


   The accompanying notes are an integral part of these financial statements.

                              Proginet Corporation
                             Statement of Operations
                                  (Unaudited)

                                                                    Three months ended                   Six months ended
                                                                       January 31,                         January 31,
                                                                   2001              2000              2001               2000
                                                               -------------     --------------    --------------     -------------
Revenues
                  Software sales and licenses               $       856,989   $        619,569  $      1,605,072   $       854,422
                  Software maintenance fees                         801,173            557,437         1,449,766         1,054,113
                  Other                                              25,426             75,500            51,671            75,500
                                                               -------------     --------------    --------------     -------------
                                                                  1,683,588          1,252,506         3,106,509         1,984,035
                                                               -------------     --------------    --------------     -------------

Cost of revenues                                                    616,423            418,524         1,178,295           789,023
                                                               -------------     --------------    --------------     -------------

                     Gross profit                                 1,067,165            833,982         1,928,214         1,195,012
                                                               -------------     --------------    --------------     -------------

Operating expenses:
                 Research and development                           142,956             95,877           261,216           192,204
                 Selling and marketing                              231,598            223,132           509,396           449,750
                 General and administrative                         486,648            635,302           892,211         1,013,203
                                                               -------------     --------------    --------------     -------------
                                                                    861,202            954,311         1,662,823         1,655,157
                                                               -------------     --------------    --------------     -------------

                           Operating income (loss)                  205,963          (120,329)           265,391         (460,145)

Other income (expense)
                 Interest income                                      7,124             17,705            25,495            34,929
                 Other, net                                               -            (6,599)               402          (12,379)
                                                               -------------     --------------    --------------     -------------

                     Net income (loss)                      $       213,087   $      (109,223)  $        291,288   $     (437,595)
                                                               =============     ==============    ==============     =============
Basic and diluted income (loss) per share                   $           .02   $          (.01)  $            .02   $         (.03)
                                                               =============     ==============    ==============     =============
Weighted average common shares outstanding - basic               13,478,054         13,595,180        13,477,387        13,596,013
                                                               =============     ==============    ==============     =============
Weighted average common shares outstanding - diluted             13,478,054         13,595,180        13,550,969        13,596,013
                                                               =============     ==============    ==============     =============

   The accompanying notes are an integral part of these financial statements.

                              Proginet Corporation
                        Statement of Stockholders' Equity
                        Six months ended January 31, 2001
                                   (Unaudited)

                                                              Additional         Treasury       Accumulated
                                   Common Stock           Paid - In Capital       Stock            Deficit             Total
                            ---------------------------   ---------------------------------     --------------     ---------------
                              Shares       Amount
                            ------------ --------------
Balance - August 1, 2000     14,211,058   $      14,211   $   11,770,256     $  (415,856)   $    (6,115,597)   $       5,253,014

Exercise of stock options        40,000              40           29,960                                                  30,000

Stock purchase warrants                                                                                                    9,583
issued                                                             9,583
Net income                                                                                           291,288             291,288
                            ------------  --------------  ---------------   --------------     --------------     ---------------

Balance - January 31, 2001   14,251,058   $      14,251   $   11,809,799    $   (415,856)   $    (5,824,309)   $       5,583,885
                            ============  ==============  ===============   ==============     ==============     ===============

    The accompanying notes are an integral part of this financial statement.

                              Proginet Corporation
                      Statements of Cash Flows (Unaudited)

                                                                                   Six months ended
                                                                            -------------------------------
                                                                                     January 31,
                                                                            -------------------------------
                                                                                2001                  2000
                                                                            --------------       ----------
Cash flows from operating activities
      Net income (loss)                                                 $         291,288  $       (437,595)

      Adjustments to reconcile net income (loss) to cash provided by operating activities:

          Depreciation and amortization                                           889,185          738,237
          (Recovery of) provisions for bad debt allowance,                       (37,889)          195,740
          net

          (Decrease) Increase in Deferred revenue                                (86,142)          109,340
          Warrants issued for services                                              9,583           13,944
          Changes in operating assets and liabilities
               Accounts receivable                                              (115,610)        (253,998)
               Prepaid expenses                                                    12,845           16,742
               Accounts payable and accrued expenses                             (12,272)           58,592
               Other long-term liabilities                                        (1,801)            3,722
                                                                            --------------    -------------
               Net cash provided by operating activities                          949,187          444,724
                                                                            --------------    -------------

Cash flows from investing activities
          Purchased software                                                    (897,946)                -
          Capitalized software development costs                                (506,745)        (500,742)
          Purchase of property and equipment                                     (61,033)         (29,749)
                                                                            --------------    -------------
               Net cash used in investing activities                          (1,465,724)        (530,491)
                                                                            --------------    -------------

Cash flows from financing activities
          Repayments of notes payable                                            (27,938)         (27,938)
          Purchase of treasury stock                                                               (3,746)
          Proceeds from exercise of stock options                                  30,000                -
                                                                            --------------    -------------
               Net cash provided by (used in) financing activities                  2,062         (31,684)
                                                                            --------------    -------------

Net decrease in cash and cash equivalents                                      (514,475)         (117,451)

Cash and cash equivalents at beginning of the period                           1,465,468         1,691,163
                                                                            -------------     -------------
Cash and cash equivalents at end of the period                          $        950,993  $      1,573,712
                                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2001
                                   (Unaudited)

1.       INTERIM FINANCIAL DATA
         The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for year ended July 31, 2000.

         These results for the period ended January 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

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

3.       ACCOUNTS RECEIVABLE
         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of January 31, 2001 and July 31, 2000 there was an allowance for doubtful accounts of $70,000 and $107,889, respectively.

4.       RESEARCH AND DEVELOPMENT
         Research and development costs not capitalized in connection with a specific product are expensed in the period incurred. Such expenses are based on management's estimate of time spent and costs incurred in connection with research and development.

5.       CAPITALIZED SOFTWARE
         Capitalized software development costs consist of costs that are directly related to programmers and facilities that develop software which has reached technical feasibility. Software development costs capitalized during the six months ended January 31, 2001 amounted to $506,745. Capitalized software development costs are net of accumulated amortization of $2,639,386 and $2,181,227 at January 31, 2001 and July 31, 2000, respectively.

6.       STOCK OPTION PLANS
         Under the 1997 Stock Option Plan and 1994 Equity Incentive Plan (the "prior Plans"), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000. In October 2000, the Board of Directors approved the 2000 Stock Option Plan ( the "2000 Plan") which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000. At the Company's Annual Stockholder's Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans. Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The 2000 Plan provides that a committee selected by the Board of Directors of the Company will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in no event shall exceed 10 years from the date of grant.

         During the six months ended January 31, 2001, the Board of Directors granted stock options under the Company's option plans to employees to purchase 351,000 shares of common stock, at exercise prices ranging from $0.60 to $0.76, which represented the fair market value of the underlying common stock on the date of the respective grants. Additionally, options to purchase 40,000 shares of common stock were exercised, aggregating $30,000 in proceeds to the Company.

7.       STOCK PURCHASE WARRANTS
         In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the Canadian Venture Exchange and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vest upon regulatory approval of the agreement and the next 100,000 vest provided that the Proginet stock price reaches $1.25. The next 250,000 vest, if and only if, two criteria are satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and
         (ii) Proginet's stock price reaching established thresholds. When Proginet's stock price reaches $2.25, then 100,000 warrants will vest; when Proginet's stock price reaches $3.25, then 100,000 additional warrants will vest; and when Proginet's stock price reaches $4.25, the final 50,000 warrants will vest. For the six months ended January 31, 2001, Proginet recognized a non-cash expense of $9,583 relating to this agreement. The expense relates to the first 250,000 warrants.

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

         The following table sets forth the computation of basic and diluted income (loss) per share:

                                                        Three months ended                        Six months ended
                                               --------------------------------------    -----------------------------------
                                                            January 31,                             January 31,
                                               --------------------------------------    -----------------------------------
                                                      2001                 2000               2001                2000
                                               -------------------     --------------    ----------------    ---------------
         Numerator:

         Net income (loss)                     $          213,087  $       (109,233)  $          291,288  $       (437,595)
                                                   ===============     ==============    ================    ===============

         Denominator:

         Weighted average number
               of common shares (basic)                13,478,054          13,595,180          13,477,387          13,596,013
                                                    --------------      --------------     ---------------    ----------------

         Effect of dilutive securities:
         Stock Options                                          -                   -              25,075                   -
         Warrants                                               -                   -              48,507                   -
                                                    --------------      --------------     ---------------    ----------------

                                                                -                   -              73,582                   -
                                                    --------------      --------------     ---------------    ----------------

         Weighted average number
               of common shares (diluted)              13,478,054          13,595,180          13,550,969          13,596,013
                                                    ==============      ==============     ===============     ===============

         Basic and diluted
              income (loss) per share          $              .02    $          (.01)   $             .02   $           (.03)
                                                    ==============      ==============     ===============     ===============

         Excluded from the calculation of income (loss) per share are options and warrants to purchase 2,274,800 and 1,102,800 shares of the Company's common stock for the three and six months ended January 31, 2001, respectively, as compared to 2,422,100 shares for the three and six months ended January 31, 2000, as their inclusion would have been antidilutive.

9.       PURCHASED SOFTWARE
         On November 1, 2000, Proginet Corporation entered into a definitive agreement whereby Proginet acquired certain software products (assets) and entered an e-commerce consulting agreement with SureFire Commerce Inc ("SureFire"). The Company received an existing software product and assumed maintenance contracts with deferred revenue of $214,000 on the date of acquisition. The initial purchase price, aggregating $1,500,000, consisted of a $100,000 initial payment with future payments of $700,000 payable in sixty and one hundred and fifty days subsequent to the effective date of the agreement. Each future payment is reduced by an equal portion of the deferred revenue amount upon payment. SureFire maintains a security interest and continuing lien on all existing customer agreements acquired until final payment of the purchase price. An additional payment of between $100,000 and $250,000 is payable dependent upon maintenance revenue earned by Proginet within twelve months subsequent to the agreement date. The total cost of the acquired product line and technology is a minimum of $1.6 million plus acquisition costs of $47,946 which are recorded as purchased software and are being amortized over a five year period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         REVENUES

         Revenues for the quarter ended January 31, 2001 amounted to $ 1,683,588, representing an increase of $431,082, or 34.4%, compared to revenues of $1,252,506 for the quarter ended January 31, 2000. Revenues for the six months ended January 31, 2001 amounted to $3,106,509, representing an increase of $1,122,474, or 56.6%, compared to revenues of $1,984,035 for the six months ended January 31, 2000.

         Software sales and license revenues for the three months ended January 31, 2001 amounted to $856,989, representing an increase of $237,420, or 38.3%, compared to software sales and license revenues of $619,569 for the three months ended January 31, 2000. Software sales and license revenues for the six months ended January 31, 2001 amounted to $1,605,072, representing an increase of $750,650, or 87.9% compared to software sales and license revenues of $854,422 for the six months ended January 31, 2000. Software sales and license revenues as a percentage of total revenues represented 50.9% and 51.7% for the three and six months ended January 31, 2001, respectively, and 49.5% and 43.1% for the three and six months ended January 31, 2000, respectively. The increase in software sales and license revenues in absolute dollars and a percentage of revenues for the three and six month ended January 31, 2001 compared to the prior year periods was due to an OEM sales agreement with a former distributor amounting to approximately $384,000 in January 2001 and by a one-time software sale to an existing customer amounting to $540,000 in October 2000. No future revenue is anticipated from either of those customers.

         Software maintenance fees for the three months ended January 31, 2001 amounted to $801,173, representing an increase of $243,736, or 43.7%, compared to software maintenance fees of $557,437 for the three months ended January 31, 2000. Software maintenance fees for the six months ended January 31, 2001 amounted to $1,449,766, representing an increase of $395,653, or 37.5%, compared to software maintenance fees of $1,054,113 for the six months ended January 31, 2000. Software maintenance revenues as a percentage of total revenues represented 47.6% and 46.7% for the three and six months ended January 31, 2001, respectively, and 44.5% and 53.1% for the three and six months ended January 31, 2000, respectively. The increase in maintenance fees in absolute dollars from the prior year periods and as a percentage of total revenues for the three months ended January 31, 2001 compared to the prior year period is attributable to an increase in licenses for the Company's products and the acquisition in November 2000 of certain software products from SureFire Commerce Inc. The decrease in maintenance fees as a percentage of total revenues for the six months ended January 31, 2001 compared to the prior year period is due to a higher proportion of software sales and license revenues to total revenues resulting from increased market acceptance of the Company's products.

         Other revenues for the three months ended January 31, 2001 amounted to $25,426, representing a decrease of $50,074, or 66.3%, compared to $75,500 for the three months ended January 31, 2000. Other revenues for the six months ended January 31, 2001 amounted to $51,671, representing a decrease of $23,829, or 31.6%, compared to $75,500 for the six months ended January 31, 2000. This category of revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers. Consequently, consulting revenue can vary considerably from period to period.

         COST OF REVENUES

         Cost of revenues for the three months ended January 31, 2001 amounted to $616,423, representing an increase of $197,899, or 47.3%, compared to cost of revenues of $418,524 for the three months ended January 31, 2000. Cost of revenues for the six months ended January 31, 2001 amounted to $1,178,295, representing an increase of $389,272, or 49.3% compared to the cost of revenues of $789,023 for the six months ended January 31, 2000. Cost of revenues as a percentage of revenues was 36.6% and 37.9% for the three and six months ended January 31, 2001, and 33.4% and 39.8% for the three and six months ended January 31, 2000. The increase in cost of revenues in absolute dollars from the prior year periods and as a percentage of total revenues for the three months ended January 31, 2001 compared to the prior year period is attributable to an increase in amortization expense related to purchased and developed software available for sale, increases in technical support costs and costs related to indirect channels of distributor support. The decrease in cost of revenues as a percentage of total revenues in the six months ended January 31, 2001 over the prior year period, was due to economies of scale realized as a result of INCREASED utilization of experienced maintenance personnel supporting the Company's revenue growth.

         OPERATING EXPENSES

         Research and development expenses for the three months ended January 31, 2001 amounted to $142,956, representing an increase of $47,079 or 49.1%, compared to research and development expenses of $95,877 for the three months ended January 31, 2000. Research and development expenses for the six months ended January 31, 2001 amounted to $261,216, representing an increase of $69,012, or 35.9% compared to the research and development expenses of $192,204 for the six months ended January 31, 2000. The increase in research and development expenses for the three and six month periods ended January 31, 2001, compared to the corresponding periods in the prior fiscal year was due to an increase in software developers needed to support our product development, documentation and testing activities related to the development and release of the latest versions of the Company's products.

         Selling and marketing expenses for the three months ended January 31, 2001 amounted to $231,598 representing an increase of $8,466 or 3.8%, compared to selling and marketing expenses of $223,132 for the three months ended January 31, 2000. Selling and marketing expenses for the six months ended January 31, 2001 amounted to $509,396, representing an increase of $59,646, or 13.3% compared to the selling and marketing expenses of $449,750 for the six months ended January 31, 2000. The increase in sales and marketing expenses for the three and six months ended January 31, 2001, compared to the corresponding periods in the prior fiscal year, is primarily due to increased personnel-related expenses such as salaries, benefits and commissions offset by a decrease in expenses related to external sales lead generation programs.

         General and administrative expenses for the three months ended January 31, 2001 amounted to $486,648 representing a decrease of $148,654, or 23.4%, compared to general and administrative expenses of $635,302 for the three months ended January 31, 2000. General and administrative expenses for the six months ended January 31, 2001 amounted to $892,211 representing an decrease of $120,992, or 11.9%, compared to general and administrative expenses of $1,013,203 for the six months ended January 31, 2000. The decrease in general and administrative expenses for the three and six months ended January 31, 2001, compared to the corresponding periods in the prior fiscal year, is principally due to a decrease in the provision for bad debt expense slightly offset by an increase in general and administrative payroll and payroll related expenses for expanded staffing levels to support the growth of the Company's business.

         OTHER INCOME

         Interest income amounted to $7,124 and $17,705 for the three month and six month periods ended January 31, 2001 compared to $25,495 and $34,929 for the three and six month periods ended January 31, 2000. This decrease is primarily due to lower interest income generated from a decrease in cash and cash equivalents.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its fiscal 2001 and 2000 operations primarily from working capital and operating results. At January 31, 2001, the Company had cash and cash equivalents of $950,993 and a working capital deficit of $445,203, compared to cash and cash equivalents of $1,465,468 and working capital of $580,204 at July 31, 2000. The decrease in working capital is primarily due to cash payments of $897,946 and an outstanding liability at January 31, 2001 of $536,000 due to the acquisition of certain software products from SureFire Commerce Inc. on November 1, 2000.

         Operating activities provided cash of $949,187 and $444,724 for the six months ended January 31, 2001 and 2000, respectively. Net cash provided by operating activities for the six months ended January 31, 2001 was primarily due to the Company's net income and charges for depreciation and amortization offset slightly by an increase in accounts receivable which resulted from an increase in the Company's revenues for the period. Net cash provided by operating activities for the six months ended January 31, 2000 was primarily due to charges for depreciation and amortization and the provision for bad debt expense offset by the Company's net loss and increases in accounts receivable.

         Investing activities used cash of $1,465,724 and $530,491 for the six months ended January 31, 2001 and 2000, respectively. Net cash used in investing activities was primarily due to the acquisition of certain software products from SureFire Commerce Inc. for the six months ended January 31, 2001 and capitalized software development costs for the six months ended January 31, 2001 and 2000.

         Financing activities provided cash of $2,062 and used cash of $31,684 for the six months ended January 31, 2001 and 2000, respectively. Net cash provided by financing activities for the six months ended January 31, 2001 was principally from the exercise of stock options offset by note repayments.

         In January 2000, the Company established a line of credit in the amount of $100,000 with a bank. The interest rate is variable based on prime plus 1%. The line of credit expires in September 2001. At January 31, 2001, there was no amount outstanding under this line of credit.

PART II.  OTHER INFORMATION

                  None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  ___________________



                                            PROGINET CORPORATION

                                            /s/ Kevin M. Kelly
                                            -----------------------------------
                                            Kevin M. Kelly, President and
                                            Chief Executive Officer


                                            /s/ Debra A. DiMaria
                                            -----------------------------------
                                            Debra A. DiMaria
                                            Chief Financial Officer