Form 10QSB
period 2001-04-30
PROGINET CORP
filed 2001-06-06
CIK 934868

13

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  ---
/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

         For the quarterly period ended April 30, 2001

                                       OR

  ---
/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File No.: 000-30151

                              PROGINET CORPORATION
        (Exact Name of Small Business Issuer as specified in Its Charter)

           Delaware                                      11-3264929
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

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

Yes  X                       No ___
    ---

There were 13,478,054 shares of Common Stock outstanding as of May 15, 2001.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2001

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS                                           PAGE

          Balance Sheets as of April 30, 2001
              and July 31, 2000 (Unaudited)                                3

          Statements of Operations for the Three and Nine
              Months ended April 30, 2001 and 2000 (Unaudited)             4

          Statement of Stockholders' Equity for the
              Nine months ended April 30, 2001 (Unaudited)                 5

          Statements of Cash Flows for the Nine
              Months ended April 30, 2001 and 2000 (Unaudited)             6

          Notes to Financial Statements (Unaudited)                        7

Item 2.   Management's Discussion and Analysis or Plan of Operations       10


PART II. OTHER INFORMATION

                  None

SIGNATURES

                                                        Proginet Corporation

                                                           Balance Sheets
                                                                                              April 30,             July 31,
                                                                                                2001                  2000
                                        ASSETS                                               (Unaudited)            (Audited)
                                                                                         --------------------    ----------------
Current assets
      Cash and cash equivalents                                                     $                597,341  $        1,465,468
      Accounts receivable, net                                                                       589,576             630,956
      Prepaid expenses                                                                                10,455              27,090
                                                                                         --------------------    ----------------
                     Total current assets                                                          1,197,372           2,123,514
                                                                                         --------------------    ----------------
Property and equipment, net                                                                          300,322             373,639
Capitalized software development costs, net                                                        3,772,894           3,733,712
Purchased software, net                                                                            1,792,289             686,176
Other assets                                                                                          45,701              45,701
                                                                                         --------------------    ----------------
                                                                                    $              7,108,578  $        6,962,742
                                                                                         ====================    ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current portion of notes payable                                              $                 51,220  $           55,877
      Accounts payable and accrued expenses                                                          401,269             370,840
      Purchased software payable                                                                     100,000                   -
      Deferred revenue                                                                             1,109,346           1,116,593
                                                                                         --------------------    ----------------
                     Total current liabilities                                                     1,661,835           1,543,310
                                                                                         --------------------    ----------------

Notes payable, net of current portion                                                                      -              37,251
Other long-term liabilities                                                                          130,578             129,167
                                                                                         --------------------    ----------------
                                                                                                   1,792,413           1,709,728
                                                                                         --------------------    ----------------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
           none issued                                                                                     -                   -
      Common stock, $.001 par value, 40,000,000 shares authorized,
           14,251,058 and 14,211,058 shares issued at April 30, 2001 and
           July 31, 2000, respectively                                                                14,251              14,211
      Additional paid-in capital                                                                  11,809,799          11,770,256
      Treasury stock, 773,004 shares at cost                                                       (415,856)           (415,856)
      Accumulated deficit                                                                        (6,092,029)         (6,115,597)
                                                                                         --------------------    ----------------
                                    Total stockholders' equity                                     5,316,165           5,253,014
                                                                                         --------------------    ----------------

                                                                                    $              7,108,578  $        6,962,742
                                                                                         ====================    ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                                        Proginet Corporation
                                                 Statement of Operations (Unaudited)

                                                                    Three months ended                  Nine months ended
                                                                        April 30,                           April 30,
                                                                   2001              2000              2001               2000
                                                               -------------     --------------    --------------     -------------

Revenues

                  Software sales and licenses               $       354,212   $        531,178  $      1,959,284   $     1,385,599
                  Software maintenance fees                         863,839            567,491         2,313,605         1,621,605
                  Other                                              33,622             60,595            85,293           136,095
                                                               -------------     --------------    --------------     -------------
                                                                  1,251,673          1,159,264         4,358,182         3,143,299

Cost of revenues                                                    677,713            498,984         1,856,008         1,288,007
                                                               -------------     --------------    --------------     -------------

                     Gross profit                                   573,960            660,280         2,502,174         1,855,292
                                                               -------------     --------------    --------------     -------------

Operating expenses:
                 Research and development                           111,451             94,594           372,667           286,799
                 Selling and marketing                              226,755            214,916           736,151           664,666
                 General and administrative                         510,200            486,477         1,402,411         1,499,681
                                                               -------------     --------------    --------------     -------------
                                                                    848,406            795,987         2,511,229         2,451,146
                                                               -------------     --------------    --------------     -------------

                           Operating loss                         (274,446)          (135,707)           (9,055)         (595,854)

Other income (expense)
                 Interest income                                      7,058             20,095            32,553            55,025
                 Other, net                                           (332)                  -                70          (12,379)
                                                               -------------     --------------    --------------     -------------

                     Net income (loss)                      $     (267,720)   $      (115,612)  $         23,568   $     (553,208)
                                                               =============     ==============    ==============     =============
Basic and diluted income (loss) per share                   $         (.02)   $          (.01)  $            .00   $         (.04)

                                                               =============     ==============    ==============     =============
Weighted average common shares outstanding - basic               13,478,054         13,597,963        13,477,610        13,596,650
                                                               =============     ==============    ==============     =============
Weighted average common shares outstanding - diluted             13,478,054         13,597,963        13,526,665        13,596,650
                                                               =============     ==============    ==============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                        Proginet Corporation
                                                  Statement of Stockholders' Equity
                                             Nine months ended April 30, 2001(Unaudited)

                                                               Additional      Treasury        Accumulated
                                   Common Stock            Paid - In Capital    Stock            Deficit             Total
                              ------------------------    ------------------ ------------      -----------          ----------
                               Shares        Amount
                              ----------   ----------
Balance - August 1,
2000                          14,211,058   $    14,211      $11,770,256      $   (415,856)     $(6,115,597)         $ 5,253,014

Exercise of stock
options                           40,000            40           29,960                                                  30,000

Stock purchase
warrants issued                                                   9,583                                                   9,583

Net income                                                                                          23,568               23,568
                              ----------   -----------      -----------      ------------      -----------          -----------
Balance - April 30, 2001      14,251,058   $    14,251       11,809,799      $   (415,856)     $(6,092,029)        $  5,316,165
                              ==========   ===========      ===========      ============      ===========          ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.


                              Proginet Corporation
                      Statements of Cash Flows (Unaudited)


                                                                                  Nine months ended
                                                                            -------------------------------
                                                                                      April 30,
                                                                            -------------------------------
                                                                                2001               2000
                                                                            --------------       ----------

Cash flows from operating activities
      Net income (loss)                                                 $          23,568  $     (553,208)
      Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization                                         1,384,651        1,139,265
          (Recovery of) provision for bad debt allowance, net                    (37,889)          195,740
          (Decrease) increase in deferred revenue                               (221,247)          191,811
          Warrants issued for services                                              9,583           57,542
          Changes in operating assets and liabilities
               Accounts receivable                                                 79,269        (278,960)
               Prepaid expenses                                                    16,635           15,821
               Other assets                                                             -          (5,720)
               Accounts payable and accrued expenses                               30,429           64,146
               Other long-term liabilities                                          1,411            4,663
                                                                            --------------    -------------
               Net cash provided by operating activities                        1,286,410          831,100
                                                                            --------------    -------------

Cash flows from investing activities
          Purchased software                                                  (1,333,946)                -
          Capitalized software development costs                                (740,983)        (773,531)
          Purchase of property and equipment                                     (67,700)         (33,267)
          Officer loan                                                                            (50,000)
                                                                            --------------    -------------
               Net cash used in investing activities                          (2,142,629)        (856,798)
                                                                            --------------    -------------
Cash flows from financing activities
          (Repayment) of notes payable                                           (41,908)         (41,907)
          Purchase of treasury stock                                                    -          (3,746)
          Proceeds from exercise of stock options                                  30,000                -
                                                                            --------------    -------------
               Net cash used in financing activities                             (11,908)         (45,653)
                                                                            -------------     -------------
Net decrease in cash and cash equivalents                                      (868,127)          (71,351)

Cash and cash equivalents at beginning of the period                           1,465,468         1,691,163
                                                                            -------------     -------------

Cash and cash equivalents at end of the period                          $        597,341  $      1,619,812
                                                                            ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2001
                                   (Unaudited)

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

         These results for the period ended April 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation.

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

3.       ACCOUNTS RECEIVABLE
         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of April 30, 2001 and July 31, 2000 there was an allowance for doubtful accounts of $70,000 and $107,889, respectively.

4.       RESEARCH AND DEVELOPMENT
         Research and development costs not capitalized in connection with a specific product are expensed in the period incurred. Such expenses are based on management's estimate of time spent and costs incurred in connection with research and development.

5.       CAPITALIZED SOFTWARE
         Capitalized software development costs consist of costs that are directly related to programmers and facilities that develop software which has reached technical feasibility. Software development costs capitalized during the nine months ended April 30, 2001 amounted to $740,983. Capitalized software development costs are net of accumulated amortization of $2,883,028 and $2,181,227 at April 30, 2001 and July 31, 2000, respectively.

6.       STOCK OPTION PLANS
         Under the 1997 Stock Option Plan and 1994 Equity Incentive Plan (the "prior Plans"), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000. In October 2000, the Board of Directors approved the 2000 Stock Option Plan ( the "2000 Plan") which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000. At the Company's Annual Stockholders' Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans, up to an aggregate of 2,500,000. Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The 2000 Plan provides that a committee selected by the Board of Directors of the Company will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in no event shall exceed 10 years from the date of grant.

         During the nine months ended April 30, 2001, the Board of Directors granted stock options under the Company's option plans to employees to purchase 367,000 shares of common stock, at exercise prices ranging from $0.43 to $0.76, which represented the fair market value of the underlying common stock on the date of the respective grants. Additionally, options to purchase 40,000 shares of common stock were exercised, aggregating $30,000 in proceeds to the Company.

7.       STOCK PURCHASE WARRANTS
         In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the Canadian Venture Exchange and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vest upon regulatory approval of the agreement and the next 100,000 vest provided that the Proginet stock price reaches $1.25. The next 250,000 vest, if and only if, two criteria are satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and
         (ii) Proginet's stock price reaching established thresholds. When Proginet's stock price reaches $2.25, then 100,000 warrants will vest; when Proginet's stock price reaches $3.25, then 100,000 additional warrants will vest; and when Proginet's stock price reaches $4.25, the final 50,000 warrants will vest. For the nine months ended April 30, 2001, Proginet recognized a non-cash expense of $9,583 relating to this agreement.

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

         The following table sets forth the computation of basic and diluted income (loss) per share:

                                              Three months ended              Nine months ended
                                     -------------------------------------------------------------
                                                  April 30,                      April 30,
                                     -------------------------------------------------------------
                                        2001              2000            2001             2000
                                     -------------     -----------     ------------    -----------
    Numerator:
    Net income (loss)                $    (267,720)   $   (115,612)    $     23,568     $ (553,208)
                                     =============    ============     ============    ===========

    Denominator:

    Weighted average number
          of common shares (basic)      13,478,054      13,597,963       13,477,610     13,596,650
                                     -------------    ------------     ------------     ----------

    Effect of dilutive securities:
    Stock Options                                -               -           16,717              -
    Warrants                                     -               -           32,338              -
                                     -------------    ------------     ------------     ----------
                                                 -               -           49,055              -
                                     -------------    ------------     ------------     ----------

    Weighted average number
          of common shares (diluted)    13,478,054      13,597,963       13,526,665     13,596,650
                                     =============    ============     ============    ===========

    Basic and diluted
         income (loss) per share     $        (.02)    $      (.01)   $           -   $       (.04)
                                     =============    ============     ============    ===========

         Excluded from the calculation of income (loss) per share are options and warrants to purchase 2,251,800 and 1,079,800 of the Company's common stock for the three and nine months ended April 30, 2001, respectively, as compared to 2,522,100 shares for the three and nine months ended April 30, 2000, as their inclusion would have been antidilutive.

9.       PURCHASED SOFTWARE
         On November 1, 2000, Proginet Corporation entered into a definitive agreement whereby Proginet acquired certain software products (assets) and entered into an e-commerce consulting agreement with SureFire Commerce Inc ("SureFire"). The Company received an existing software product and assumed maintenance contracts with deferred revenue of $214,000 on the date of acquisition. The initial purchase price, aggregating $1,500,000, consisted of a $100,000 initial payment with future payments of $700,000 payable in sixty and one hundred and fifty days subsequent to the effective date of the agreement. Each future payment is reduced by an equal portion of the deferred revenue amount upon payment. SureFire maintains a security interest and continuing lien on all existing customer agreements acquired until final payment of the purchase price. An additional payment of between $100,000 and $250,000 is payable dependent upon maintenance revenue earned by Proginet within twelve months subsequent to the agreement date. The total cost of the acquired product line and technology is a minimum of $1.6 million plus acquisition costs of $47,946 which are recorded as purchased software and are being amortized over a five year period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         REVENUES
         Revenues for the quarter ended April 30, 2001 amounted to $ 1,251,673, representing an increase of $92,409, or 8%, compared to revenues of $1,159,264 for the quarter ended April 30, 2000. Revenues for the nine months ended April 30, 2001 amounted to $4,358,182, representing an increase of $1,214,883, or 38.7%, compared to revenues of $3,143,299 for the nine months ended April 30, 2000.

         Software sales and license revenues for the three months ended April 30, 2001 amounted to $354,212, representing a decrease of $176,966, or 33.3%, compared to software sales and license revenues of $531,178 for the three months ended April 30, 2000. Software sales and license revenues for the nine months ended April 30, 2001 amounted to $1,959,284, representing an increase of $573,685, or 41.4% compared to software sales and license revenues of $1,385,599 for the nine months ended April 30, 2000. Software sales and license revenues as a percentage of total revenues represented 28.3% and 45% for the three and nine months ended April 30, 2001, respectively, and 45.8% and 44.1% for the three and nine months ended April 30, 2000, respectively. The decrease in software sales and license revenues in absolute dollars and as a percentage of revenues for the three months ended April 30, 2001 compared to the prior year period was due to a decline in revenues generated from our existing customers. The increase in software sales and license revenues in absolute dollars for the nine months ended April 30, 2001 compared to the prior year period was due to an OEM sales agreement with a former distributor amounting to approximately $384,000 in January 2001 and by a one-time software sale to an existing customer amounting to $540,000 in October 2000. No future revenue is anticipated from either of those customers.

         Software maintenance fees for the three months ended April 30, 2001 amounted to $863,839, representing an increase of $296,348, or 52.2%, compared to software maintenance fees of $567,491 for the three months ended April 30, 2000. Software maintenance fees for the nine months ended April 30, 2001 amounted to $2,313,605, representing an increase of $692,000, or 42.7%, compared to software maintenance fees of $1,621,605 for the nine months ended April 30, 2000. Software maintenance revenues as a percentage of total revenues represented 69% and 53.1% for the three and nine months ended April 30, 2001, respectively, and 49% and 51.6% for the three and nine months ended April 30, 2000, respectively. The increase in maintenance fees in absolute dollars from the prior year periods and as a percentage of total revenues for the three and nine months ended April 30, 2001 compared to the prior year period is attributable to an increase in licenses for the Company's products and the acquisition in November 2000 of certain software products from SureFire Commerce Inc.

         Other revenues for the three months ended April 30, 2001 amounted to $33,622, representing a decrease of $26,973, or 44.5%, compared to $60,595 for the three months ended April 30, 2000. Other revenues for the nine months ended April 30, 2001 amounted to $85,293, representing a decrease of $50,802, or 37.3%, compared to $136,095 for the nine months ended April 30, 2000. This category of revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers. Consequently, consulting revenue can vary considerably from period to period.

         COST OF REVENUES
         Cost of revenues for the three months ended April 30, 2001 amounted to $677,713, representing an increase of $178,729, or 35.8%, compared to cost of revenues of $498,984 for the three months ended April 30, 2000. Cost of revenues for the nine months ended April 30, 2001 amounted to $1,856,008, representing an increase of $568,001, or 44.1% compared to the cost of revenues of $1,288,007 for the nine months ended April 30, 2000.

         Cost of revenues as a percentage of revenues was 54.1% and 42.6% for the three and nine months ended April 30, 2001, and 43% and 41% for the three and nine months ended April 30, 2000. The increase in cost of revenues in absolute dollars from the prior year periods and as a percentage of total revenues for the three months and nine months ended April 30, 2001 compared to the prior year period is attributable to an increase in amortization expense related to purchased and developed software available for sale and costs related to indirect channels of distributor support.

         OPERATING EXPENSES
         Research and development expenses for the three months ended April 30, 2001 amounted to $111,451, representing an increase of $16,857 or 17.8%, compared to research and development expenses of $94,594 for the three months ended April 30, 2000. Research and development expenses for the nine months ended April 30, 2001 amounted to $372,667, representing an increase of $85,868, or 29.9% compared to research and development expenses of $286,799 for the nine months ended April 30, 2000. The increase in research and development expenses for the three and nine month periods ended April 30, 2001, compared to the corresponding periods in the prior fiscal year was due to an increase in software developers needed to support our product development, documentation and testing activities related to the development and release of the latest versions of the Company's products.

         Selling and marketing expenses for the three months ended April 30, 2001 amounted to $226,755 representing an increase of $11,839 or 5.5%, compared to selling and marketing expenses of $214,916 for the three months ended April 30, 2000. Selling and marketing expenses for the nine months ended April 30, 2001 amounted to $736,151, representing an increase of $71,485, or 10.8% compared to the selling and marketing expenses of $664,666 for the nine months ended April 30, 2000. The increase in sales and marketing expenses for the three and nine months ended April 30, 2001, compared to the corresponding periods in the prior fiscal year, is primarily due to increased personnel-related expenses such as salaries, benefits and commissions offset by a decrease in expenses related to external sales lead generation programs.

         General and administrative expenses for the three months ended April 30, 2001 amounted to $510,200 representing an increase of $23,723, or 4.9%, compared to general and administrative expenses of $486,477 for the three months ended April 30, 2000. General and administrative expenses for the nine months ended April 30, 2001 amounted to $1,402,411 representing a decrease of $97,270, or 6.5%, compared to general and administrative expenses of $1,499,681 for the nine months ended April 30, 2000. The increase in general and administrative expenses for the three months ended April 30, 2001 compared to the prior period in 2000 was primarily due to an increase in payroll and payroll related expenses for expanded staffing levels to support the growth of the Company's business offset by a decrease in investor relations fees relating to the expiration of a consulting agreement, a decrease in professional fees due to the registration of the Company's securities with the Securities and Exchange Commission in fiscal 2000 and a decrease in charges relating to stock option expenses in the prior period. The decrease in general and administrative expenses for the nine months ended April 30, 2001 compared to the prior period ending April 30, 2000 was due to a decrease in bad debt expense primarily due to the recovery of a previously written off customer account and decreases in investor relations fees offset by an increase in payroll and payroll related expenses as discussed above.

         OTHER INCOME
         Interest income amounted to $7,058 and $32,553 for the three and nine month periods ended April 30, 2001 compared to $20,095 and $55,025 for the three and nine month periods ended April 30, 2000. This decrease is primarily due to lower interest income generated from a decrease in cash and cash equivalents.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its fiscal 2001 and 2000 operations primarily from working capital and operating results. At April 30, 2001, the Company had cash and cash equivalents of $597,341 and a working capital deficit of $464,463, compared to cash and cash equivalents of $1,465,468 and working capital of $580,204 at July 31, 2000. The working capital deficit is primarily due to cash payments of $1,333,946 and an outstanding liability at April 30, 2001 of $100,000 due to the acquisition of certain software products from SureFire Commerce Inc. on November 1, 2000.

         Operating activities provided cash of $1,286,410 and $831,100 for the nine months ended April 30, 2001 and 2000, respectively. Net cash provided by operating activities for the nine months ended April 30, 2001 was primarily due to charges for depreciation and amortization offset by a decrease in deferred revenues due to the timing of maintenance billings. Net cash provided by operating activities for the nine months ended April 30, 2000 was primarily due to charges for depreciation and amortization and the provision for bad debt expense offset by the Company's net loss and increases in accounts receivable.

         Investing activities used cash of $2,142,629 and $856,798 for the nine months ended April 30, 2001 and 2000, respectively. Net cash used in investing activities was primarily due to the acquisition of certain software products from SureFire Commerce Inc. for the nine months ended April 30, 2001 and capitalized software development costs for the nine months ended April 30, 2001 and 2000.

         Financing activities used cash of $11,908 and $45,653 for the nine months ended April 30, 2001 and 2000, respectively. Net cash used by financing activities for the nine months ended April 30, 2001 and 2000 was principally from note repayments offset by the exercise of stock options in fiscal 2001.

         In January 2000, the Company established a line of credit in the amount of $100,000 with a bank. The interest rate is variable based on the bank's prime rate plus 1%. The line of credit expires in September 2001. At April 30, 2001, there was no amount outstanding under this line of credit.

         In May 2001, the Company established an additional line of credit in the amount of $350,000 with a bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires in May 2002.

         The Company believes that its present cash and cash equivalents, cash generated from operations and amounts available under its line of credit agreements will be sufficient to meets its cash needs for at least the next twelve months.

PART II.  OTHER INFORMATION

                  None

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  June 6, 2001



                                               PROGINET CORPORATION

                                               /s/ Kevin M. Kelly,
                                               -----------------------------
                                               Kevin M. Kelly, President and
                                               Chief Executive Officer


                                               /s/ Debra A. DiMaria
                                               -----------------------------
                                               Debra A. DiMaria
                                               Chief Financial Officer