Form 10KSB
period 2001-06-30
PROGINET CORP
filed 2001-09-26
CIK 934868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ___________

                         COMMISSION FILE NUMBER 0-28008
                                                -------

                              PROGINET CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        11-3264929
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


200 Garden City Plaza, Garden City, New York                  11530
--------------------------------------------        ----------------------------
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

Yes  X     No ___
   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for its most recent fiscal year $5,638,897.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board held by non-affiliates of the issuer as of September 20, 2001 was approximately $2,015,000. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 13,478,054 shares of Common Stock outstanding at September 20, 2001.


                                                  TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

                                                       PART I

Item 1.      Description of Business..............................................................................2

Item 2.      Description of Property..............................................................................7

Item 3.      Legal Proceedings....................................................................................8

Item 4.      Submission of Matters to a Vote of Security Holders..................................................8

                                                       PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.............................................9

Item 6.      Management's Discussion and Analysis or Plan of Operation............................................9

Item 7.      Financial Statements................................................................................11

Item 8.      Changes In And Disagreements With Accountants on Accounting and Financial Disclosure................28

                                                      PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the
             Exchange Act........................................................................................29

Item 10.     Executive Compensation..............................................................................29

Item 11.     Security Ownership of Certain Beneficial Owners and Management......................................29

Item 12.     Certain Relationships and Related Transactions......................................................29

Item 13.     Exhibits and Reports on Form 8-K....................................................................29

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Proginet Corporation (Proginet or the Company) is a Long Island, New York based software company that develops and markets two software product lines. One is a batch file transfer software product used to link mainframe computer systems to local area networks (LANs) and the Internet, primarily for Microsoft Windows, Novell Netware, OS400 and UNIX platforms. The other is a security password management software product that enables multiple and disparate security systems, on multiple computers, to function as one. The Company sells its products in the U.S. through its telemarketing and sales force and internationally directly and indirectly through distributors, and through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia. The Company also provides software maintenance services. The Company's stock is traded on the OTC- Bulletin Board under the symbol PRGF. The Company's stock also trades on the PRGF Canadian Venture Exchange, (CDNX), (formerly, the Vancouver Stock Exchange), listed as PRF.U.

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

Proginet's information movement technology allows users to send their information over internal networks and the Internet, confident that no one other than the intended recipient can read or receive the information. Proginet's information movement software is currently being used by some of the largest corporations in the world, no one of which represents 10% or more of Proginet's revenues. Proginet offers six software solutions for moving information between computers. CyberFusion is designed for Internet file transfer and the other five are designed for internal network file transfers. The TCS product was added in 2001 as the result of an acquisition of such technology from SureFire Commerce Inc.

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

o TCS(TM) is a peer-to-peer file transfer solution for the enterprise. TCS allows end users and Information Technology staff to easily transfer, access, and manage data across an enterprise network, regardless of location, file type or protocol. TCS file transfer is flexible, secure, centrally managed and scalable, and offers complete platform protocol and Application Program Interface (API) support for MVS, OS/2, Netware, UNIX and all versions of Windows.

     For those customers who do not require the fully automated file transfer capabilities of CyberFusion, TCS is an excellent alternative, at a lower price point.

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

Proginet continually evaluates new technology that has great impact on the Internet and determines how this new technology may fit into Proginet's strategy. Two recent examples of this approach are Unix command line and audit log capabilities, now available in the CyberFusion family of products, and AS/400 - bi-directional password management, recently implemented in the SecurPass line.

SALES AND MARKETING

Proginet's sales strategy is comprised of four sales models: direct sales in the U.S.; indirect sales in the U.S. through distributors; indirect international sales through distribution partners in over 25 countries around the world; and alliances with partners who integrate Proginet's technology with their technology and sell the combined product(s). This last model is commonly referred to as OEM.

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees. The direct sales model covers the entire sales cycle from lead generation through trial evaluation process, typically 60 to 150 days, to the signing of a software license agreement. Proginet estimates that the "typical" sales cycle averages about 120 days and Proginet closes approximately two-thirds of trials started. The indirect U.S. sales model is built on the premise that business connections and knowledge in various vertical markets can be beneficial in establishing business relationships and closing sales faster in instances where Proginet did not have a presence. Therefore, Proginet is now extending the indirect channels program used internationally to the U.S. domestic sales process.

The indirect international sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales. Therefore, distributor partnerships are established in local markets (countries) and Proginet commits significant resources to train and support distributors to sell Proginet software in their countries. The distributors' role is to act as agents, make the marketplace aware of Proginet's technology and explain how the technology can be used in their business environments. Proginet backs-up the distributors with authorized assistance and support, customer installations and training whenever necessary. The distributor agreement specifies that they cannot sell competitors' products. Distributors are typically compensated at a commission rate of 25% to 50% based upon their level of effort, resources assigned, and commitment to closing sales.

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

All of Proginet's sales are dependent on visibility in the marketplace and the market's acceptance of Proginet's products. As such, the relationships with technology partners such as IBM, Microsoft, HP and others, which give Proginet visibility on their websites, continue to benefit both the direct and indirect sales model. In both models, while there is no contractual obligation for website coverage, this visibility provides leads and references to prospective customers who could benefit from Proginet's products and their integration into our partner's technology. The Company, however, does not maintain statistics on the amount of revenues attributable to such leads.

Proginet's marketing strategy is centered on communicating the Company's message for corporate visibility to investors and the Company's product solutions to the marketplace. The corporate visibility program is centered upon an investor relations program, which provides communications on corporate activities to investors, and a corporate awareness program, which includes pursuing trade press coverage and participation in many industry trade shows and related programs.

Proginet's product marketing strategy includes a comprehensive program that identifies market needs, positions Proginet's product messages to address these needs, and pursues several methods to deliver Proginet's message to the identified target audiences. The methods include trade shows and industry conference participation, and targeted direct mail campaigns. Additionally, Proginet pursues specific vertical markets, including healthcare and financial services, with programs designed specifically for these vertical markets.

CUSTOMERS

Proginet has established a worldwide user base of more than 600 companies in over 29 countries engaged in the financial, telecommunications, healthcare, government, and other industry sectors. No one customer represents 10% or more of Proginet's revenues.

SUPPLIERS

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

EMPLOYEES

As of July 31, 2001, Proginet had 41 full-time salaried employees and four consultants on retainer. The Company believes its relations with its employees are satisfactory.

COMPETITION

Analysts at International Data Corporation ("IDC") estimated that over sixty-five percent of the record $230 billion in worldwide corporate IT spending by 2002 will be shared among just four industries: manufacturing ($24 billion), financial services ($16.6 billion), media and communications ($10.7 billion), and retailers ($6.2 billion). Additionally, with the passage of the Health Insurance Portability and Accountability Act of 1996 ("HIPPA"), the healthcare opportunities are estimated at over $2 billion of required IT spending to satisfy the legislation. Proginet enjoys a solid reputation with customers representative of these industries. Going forward, Proginet is aggressively setting its sights on increasing market share in these industries. Several companies in the marketplace provide technologies that are similar, or are perceived by the marketplace to be similar, to Proginet's technology. Competitive information is difficult to obtain and statistics on the number of customers and products sold are not disclosed by either private or public companies. For example, Computer Associates and IBM bundle product offerings and they themselves do not fully know what products are specifically used by customers. The information in this section was compiled from public sources as well as from discussions with Proginet's partners, vendors, and customers. Proginet believes the information to be reasonably accurate.

The information movement market is vast, with large and small players targeting many market segments, typically in the client server space. Some large players in this space including Computer Associates and Sterling Commerce, provide file transfer products for both the client server and mainframe spaces, in which Proginet competes. Currently, the markets for large systems data movement and systems management are estimated at $1.5 billion and $6 billion, respectively according to IDC.

We believe that the principal competitive factors in our market include: brand recognition, brand selection, price, accessibility, customer service, reliability, scalability, speed and emerging Internet technology. Proginet also believes that with the introduction of CyberFusion for advanced managed file transfer over the Internet, the Company is well positioned to compete in this emerging market for business to business (B2B) file transfer.

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

The Company's information movement technology products compete with major computer and communication systems vendors including IBM, Computer Associates and Sterling Commerce, as well as smaller companies such as, Firesign, Vericert and Hilgraeve Systems. No competitor has more than 10 percent market share and Proginet has an insignificant market share at this time.

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

In the password management market, we believe Proginet has two key advantages:
(1) its expertise in mainframe development and (2) its level of technical and customer support provided.

During 1998, the worldwide market for Internet security increased 43% to $3.2 billion. In particular, encryption software rose 31% while security software specialized in authentication / authorization / administration grew 46% within that period, according to IDC. Again there is no dominant competitor in this market and Proginet has an insignificant share at this time.

The mainframe is the platform where data security measures are most mature. Consequently, customers are reliant upon the mainframe and mainframe security packages for protecting their most critical data. Proginet's knowledge of the mainframe positions the Company to leverage this reliance and to develop strategic relationships with other mainframe - specific vendors.

The Company's password management technology product line competes with major software vendors, including IBM and Computer Associates, as well as smaller companies such as Axent, Blockade, P-Sync and Passgo. Proginet builds upon Microsoft security, while the other vendors merely replace it. Proginet's compliance with native Windows security ensures that the security components of all applications, which are BackOffice compliant, will also be fully compliant with Proginet's offering.

GOVERNMENT REGULATION

Proginet has received authorization from the United States Commerce Department to export strong encryption that will ensure the security of critical business information transferred worldwide via the Internet. Other than this authorization, the Company is not subject to direct regulation by any government agency, other than regulations applicable to businesses in general.

INTELLECTUAL PROPERTY

Proginet does not possess any patents. Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights. Proginet has registered the trademarks IND$File and TransAccess in the United States. Neither trademark is considered significant in the protection of the Company's technology. The Company believes the protection of the Company's source code and its product designs are best protected by the Company's Employee Confidential Information and Non-Competition Agreement. In addition, Proginet owns most of the Internet domain names for its products.

ITEM 2.       DESCRIPTION OF PROPERTY

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where a majority of its employees are located. At present, a second facility located in Chicago, Illinois, which had served as a development lab, is subleased to another party for monthly rent payments ranging from $7,365 to $7,600, until the lease expiration.

----------------------------------- ------------------ --------------- ---------------------- --------------
                                                                                                 Current
Description                             Location         Square Ft.      Lease Expiration      Annual Cost
----------------------------------- ------------------ --------------- ---------------------- --------------
Headquarters                        Garden City, NY             9,804  February 28, 2006           $214,019
----------------------------------- ------------------ --------------- ---------------------- --------------
Subleased to another Tenant         Chicago, IL                 6,068  December 31, 2002           $12,006*
----------------------------------- ------------------ --------------- ---------------------- --------------
* Amount is net of related sublease revenue.

ITEM 3.       LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since May of 1995, Proginet common stock has traded on the Vancouver Stock Exchange, under the symbol PRF.U. The ".U" extension indicates that the shares are traded in U.S. dollars. In December 1999, the Vancouver Stock Exchange merged with the Calgary Stock Exchange and is now called the Canadian Venture Exchange, CDNX. On March 28, 2001 the Toronto Stock Exchange (TSE) announced its plan to acquire CDNX. The TSE and CDNX have executed an acquisition agreement for CDNX to become a wholly-owned subsidiary of the TSE. The closing of the transaction is subject to a CDNX member-shareholders vote and receipt of regulatory approvals. The two exchanges will remain distinct with the senior market being operated by the TSE and the public venture market continuing to be operated by CDNX. In September 2000, the Company's Registration Statement on Form 10-SB cleared comments with the SEC and Proginet common stock also began trading on the OTC-Bulletin Board ("OTC-BB") under the symbol PRGF.

Proginet's stock is held by over three hundred holders of record.

The following table sets forth, for the fiscal quarters indicated, the reported high and low bid information for Proginet's common stock. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

---------- -------------- ----------- ------------------ -------------------
Year       Quarter        Exchange         High ($U.S.)          Low($U.S.)
---------- -------------- ----------- ------------------ -------------------
2001       QTR 4          OTC-BB                   0.52                0.17
           QTR 3          OTC-BB                   0.65                0.28
           QTR 2          OTC-BB                   0.75                0.28
           QTR 1          CDNX                     0.90                0.43
---------- -------------- ----------- ------------------ -------------------
2000       QTR 4          CDNX                     1.15                0.65
           QTR 3          CDNX                     2.45                0.97
           QTR 2          CDNX                     2.20                0.52
           QTR 1          CDNX                     0.84                0.54
---------- -------------- ----------- ------------------ -------------------

DIVIDENDS

Proginet has not paid dividends and does not anticipate paying dividends in the foreseeable future. The Board of Directors intends to retain earnings, if any, to finance growth. Accordingly, any payment of dividends by Proginet in the future will depend upon the need for working capital and the financial condition of the Company at the time.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     GENERAL

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein. All statements in this Form 10-KSB related to Proginet's ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

Fiscal Periods Ended July 31, 2001 and July 31, 2000

Total revenues for the year ended July 31, 2001 amounted to $5,638,897, representing an increase of $1,489,198, or 35.9% compared to revenues of $4,149,699 for the year ended July 31, 2000. Software license revenues increased by $758,140, or 45%, to $2,444,289. The increase in software sales and license revenues compared to the prior year was primarily due to an OEM sales agreement with a former distributor amounting to approximately $384,000 in January 2001 and by a one-time software sale to an existing customer amounting to $540,000 in October 2000. No future revenue is anticipated from either of those customers.

Software maintenance fees increased by $842,560, or 37.2% to $3,109,315 compared to fiscal 2000 software maintenance fees of $2,266,755. The increase in software maintenance fees is principally attributable to an increase in licenses for the Company's products and the acquisition in November 2000 of certain software products from SureFire Commerce Inc. ("Surefire").

Other revenues amounted to $85,293 compared to $196,795 for fiscal 2000. These revenues are related to ad-hoc consulting services that are typically provided in response to requests for support of existing customers. Consequently, this revenue can vary considerably from year to year.

Cost of revenues increased from $1,760,469 to $2,584,524 or 46.8%, resulting in part from an increase in amortization expense of approximately $410,000 related to purchased and developed software available for sale and an increase of $452,000 in costs related to distributor support of indirect sales.

Operating expenses decreased to $3,313,305 from $3,523,450, a decrease of $210,145, or 6%, in fiscal 2001 compared to fiscal 2000. This decrease is a combined result of a 24.7% increase or $95,223 in research and development costs, a 2.2% decrease or $20,689 in selling and marketing expenses and a 13% decrease or $284,679 in general and administrative costs. The increase in research and developments costs is principally due to an increase in software developers needed to support our product development, documentation and testing activities related to the development and release of the latest version of the Company's products. The decrease in general and administrative costs is primarily due to a decrease in bad debt expense due to the recovery of a previously written off customer account, decreases in investor relations fees due to the expiration of a contract, decreases in compensatory stock option expenses, and decreases in legal fees due to the completion of the Company's U.S. registration process offset slightly by increases in personnel-related expenses such as salaries and benefits needed to support the Company's growth.

Interest income amounted to $34,772 and $66,781 in fiscal 2001 and 2000, respectively. This decrease is primarily due to lower interest income generated from a decrease in cash and cash equivalents.

The Company reported a net loss of $226,126 for 2001 compared to net loss of $1,066,282 for 2000.

     LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001, the Company had a cash and cash equivalent balance of $805,083 and a working capital deficit of $431,208 compared to $1,465,468 of cash and cash equivalents and working capital of $580,204 at July 31, 2000. The working capital deficit is attributable to the acquisition of certain software products from SureFire Commerce Inc., which required cash payments of $1,333,946 and an outstanding liability of $100,000 payable in November 2001.

Operating activities provided cash of $1,750,066 and $1,042,444 at July 31, 2001 and 2000, respectively. The increase of $707,622 in net cash provided by operating activities is primarily due to improved operations of the Company and the related effects of the acquisition of SureFire in November 2000. Investing activities used cash of $2,384,574 and $1,039,661 for the years ended July 31, 2001 and 2000, respectively. The increase in net cash used was due to the acquisition of certain software products from SureFire amounting to $1,333,946. Financing activities used net cash of $25,877 as compared to using net cash of $228,478 in fiscal 2000 representing a decrease of $202,601 primarily due to the purchase of treasury stock in fiscal 2000.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of July 31, 2001, the Company has not borrowed against this line of credit. Subsequent to year-end, the Company extended its line of credit agreement to September 30, 2002.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 2002. As of July 31, 2001, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

ITEM 7.       FINANCIAL STATEMENTS

------------------------------------------------------------------------- -----------------------------------
                                                                                         Page
Report of Independent Certified Public Accountants                                        12
------------------------------------------------------------------------- -----------------------------------
Balance Sheets as of July 31, 2001 and 2000                                               13
------------------------------------------------------------------------- -----------------------------------
Statements of Operations for the years ended July 31, 2001 and 2000                       14
------------------------------------------------------------------------- -----------------------------------
Statements  of  Stockholders'  Equity for the years  ended July 31, 2001                  15
and 2000.
------------------------------------------------------------------------- -----------------------------------
Statements of Cash Flows for the years ended July 31, 2001 and 2000                       16
------------------------------------------------------------------------- -----------------------------------
Notes to Financial Statements                                                             17
------------------------------------------------------------------------- -----------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    PROGINET CORPORATION

We have audited the accompanying balance sheet of Proginet Corporation as of July 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP


Melville, New York
September 6, 2001


                                                 PROGINET CORPORATION
                                                    Balance Sheets

                                                                                        Year ended July 31,
                  ASSETS                                                              2001                 2000
                                                                                 ---------------        ------------
Current assets
          Cash and cash equivalents                                       $             805,083  $        1,465,468
          Accounts receivable, net                                                      590,053             630,956
          Prepaid expenses                                                               34,622              27,090
                                                                                 ---------------    ----------------
                               Total current assets                                   1,429,758           2,123,514
                                                                                 ---------------    ----------------

Property and equipment, net                                                             265,020             373,639
Capitalized software development costs, net                                           3,734,286           3,733,712
Purchased software, net                                                               1,584,212             686,176
Other assets                                                                             47,953              45,701
                                                                                 ---------------    ----------------
                                                                          $           7,061,229  $        6,962,742
                                                                                 ===============    ================
          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
          Current portion of notes payable                                $              37,251  $           55,877
          Accounts payable and accrued expenses                                         344,271             370,840
            Purchased software payable                                                  100,000
          Deferred revenue                                                            1,379,444           1,116,593
                                                                                 ---------------    ----------------

                               Total current liabilities                              1,860,966           1,543,310
                                                                                 ---------------    ----------------

Notes payable, net of current portion                                                         -              37,251
Deferred rent                                                                           133,792             129,167
                                                                                 ---------------    ----------------
                                                                                      1,994,758           1,709,728
                                                                                 ---------------    ----------------

Stockholder equity
          Preferred stock, $.01 par value, 10,000,000 shares authorized,
              none issued                                                                     -                   -

          Common stock, $.001 par value, 40,000,000 shares authorized,
               14,251,058 and 14,211,058 shares issued in 2001 and
              2000, respectively                                                         14,251              14,211

          Additional paid-in capital                                                 11,809,799          11,770,256
          Treasury stock, 773,004 shares, at cost                                     (415,856)           (415,856)
          Accumulated deficit                                                       (6,341,723)         (6,115,597)
                                                                                 ---------------    ----------------
                                   Total stockholders' equity                         5,066,471           5,253,014
                                                                                 ---------------    ----------------

                                                                          $           7,061,229  $        6,962,742
                                                                                 ===============    ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                                  PROGINET CORPORATION
                                                Statements of Operations

                                                                                       Year ended July 31,
                                                                                   2001                    2000
                                                                            --------------------    -------------------
Revenues
        Software sales and license                                   $          2,444,289         $          1,686,149
        Software maintenance fees                                               3,109,315                    2,266,755
        Other                                                                      85,293                      196,795
                                                                            --------------               --------------
                                                                                5,638,897                    4,149,699

Cost of revenues                                                                2,584,524                    1,760,469
                                                                            --------------               --------------

              Gross profit                                                      3,054,373                    2,389,230
                                                                            --------------               --------------
Operating expense
        Research and development                                                  481,188                      385,965
        Selling and marketing                                                     924,197                      944,886
        General and administrative                                              1,907,920                    2,192,599
                                                                            --------------               --------------
                                                                                3,313,305                    3,523,450
                                                                            --------------               --------------

               Loss from operations                                             (258,932)                  (1,134,220)
Other income (expense)
        Interest income                                                            34,772                       66,781
        Other, net                                                                (1,966)                        1,157
                                                                            --------------               --------------

Net loss                                                             $          (226,126)         $        (1,066,282)
                                                                            ==============               ==============

Basic and diluted loss per common share                              $             (0.02)         $             (0.08)
                                                                            ==============               ==============

Weighted average common shares outstanding, basic and diluted                  13,477,721                   13,562,995
                                                                            ==============               ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                                          PROGINET CORPORATION
                                                   Statements of Stockholders' Equity
                                                   Years ended July 31, 2001 and 2000

                                                                          Additional                      Accum-
                                                                           paid- in      Treasury         ulated
                                              Common stock                 capital         stock          deficit         TOTAL
                                     --------------------------------    -------------  ------------   --------------  ------------
                                         Shares             Amount
                                     -------------     --------------


Balance - August 1, 1999               14,140,000            $14,140      $11,632,391    $(243,255)     $(5,049,315)    $6,353,961

Exercise of stock options                  71,058                 71           23,930             -                -        24,001

Purchase of treasury stock                      -                  -                -     (172,601)                -     (172,601)

Stock purchase warrants issued for
services                                        -                  -           47,918             -                -        47,918

Compensatory stock option expense               -                  -           66,017             -                -        66,017

Net loss                                        -                  -                -             -      (1,066,282)   (1,066,282)
                                     -------------     --------------    -------------  ------------   --------------  ------------

Balance - July 31, 2000                14,211,058             14,211       11,770,256     (415,856)      (6,115,597)     5,253,014

Exercise of stock options                  40,000                 40           29,960             -                -        30,000

Stock purchase warrants issued                  -                  -            9,583             -                -         9,583

Net loss                                                                                                   (226,126)     (226,126)
                                     -------------     --------------    -------------  ------------   --------------  ------------
Balance - July 31, 2001                14,251,058            $14,251      $11,809,799    $(415,856)     $(6,341,723)    $5,066,471
                                     =============     ==============    =============  ============   ==============  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                             PROGINET CORPORATION
                                           Statements of Cash Flows

                                                                                  Year ended July 31,
                                                                                2001                2000
                                                                            --------------       ------------

Cash flows from operating activities                                    $       (226,126)  $     (1,066,282)
      Net loss
      Adjustments to reconcile net loss to cash provided by
      operating activities
          Depreciation and amortization                                         1,908,583          1,510,549
          (Recovery of)  provision  for bad debt  allowance,                     (30,889)            225,629
          net
          Deferred revenue                                                         48,851            384,872
          Deferred rent                                                             4,625              5,606
          Warrants issued for services                                              9,583             47,918
          Exercise of stock options                                                                   24,001
          Compensatory stock option expense                                                           66,017
          Changes in operating assets and liabilities
               Accounts receivable                                                 71,792          (336,242)
               Prepaid expenses and other current assets                          (7,532)             72,660
               Other assets                                                       (2,252)
               Accounts payable and accrued expenses                             (26,569)            107,716
                                                                            --------------    ---------------

               Net cash provided by operating activities                       1,750,066           1,042,444

Cash flows from investing activities
          Purchased software                                                  (1,333,946)
          Capitalized software development costs                                (974,082)           (973,346)
          Purchase of property and equipment                                     (76,546)            (66,315)
                                                                            --------------    ---------------

               Net cash used in investing activities                          (2,384,574)         (1,039,661)

Cash flows from financing activities
          Repayment of notes payable                                             (55,877)            (55,877)
          Purchase of treasury stock                                                                (172,601)
          Proceeds from exercise of stock options                                 30,000
                                                                            --------------    ---------------

               Net cash used in financing activities                             (25,877)           (228,478)

Net decrease in cash and cash equivalents                                       (660,385)           (225,695)

Cash and cash equivalents at beginning of the year                             1,465,468           1,691,163
                                                                            -------------     ---------------

Cash and cash equivalents at end of the year                            $        805,083  $        1,465,468
                                                                            =============     ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000


(1)           NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

Proginet Corporation (Proginet or the Company) is a Long Island, New York based software company that develops and markets two software product lines. One is a batch file transfer software product used to link mainframe computer systems to local area networks (LANs) and the Internet, primarily for Microsoft Windows, Novell Netware, OS400 and UNIX platforms. The other is a security password management software product that enables multiple and disparate security systems, on multiple computers, to function as one. The Company sells its products in the U.S. through its telemarketing and sales force and internationally directly and indirectly through distributors, and through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia. The Company also provides software maintenance services. The Company's stock is traded on the OTC- Bulletin Board under the symbol PRGF. The Company's stock also trades on the PRGF Canadian Venture Exchange, (CDNX), (formerly, the Vancouver Stock Exchange), listed as PRF.U.

         GENERAL ACCEPTED ACCOUNTING PRINCIPLES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Differences between reporting these financial statements under US GAAP versus accounting principles generally accepted in Canada are not material.

         REVENUE RECOGNITION

Revenue from the sale or license of software products is recognized when persuasive evidence of an arrangement exists, the software has been delivered, product customization is complete, the software's selling price is fixed or determinable and collection of the resulting receivable is probable.

Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract, which is typically one year.

Cost of revenues primarily consists of product costs, amortization of capitalized software development costs and salaries and consulting fees relating to providing customer software support under maintenance contracts.

         ACCOUNTS RECEIVABLE

The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts. As of July 31, 2001 and 2000, there was an allowance for doubtful accounts of $77,000 and $107,889, respectively.

         PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using a straight-line method over the assets' useful lives, which is generally five years. Leasehold improvements are amortized over the lesser of the economic life of the asset or the lease term. Accelerated methods of depreciation are used for tax purposes.

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

       RESEARCH AND DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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

Amortization of capitalized software development costs, included in cost of revenues, and amounting to $973,508 and $811,061 for fiscal 2001 and 2000, respectively, is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $3,154,734 and $2,181,227 at July 31, 2001 and 2000, respectively.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures stock-based awards using the intrinsic value method. As described in Note 9, pro-forma disclosure of the effect of net loss and net loss per common share has been computed as if the fair value- based method had been applied in measuring compensation expenses.

         EARNINGS (LOSS) PER SHARE

Basic loss per common share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Potential common shares of 2,143,800 and 2,137,300 at July 31, 2001 and 2000, respectively from stock options and warrants are excluded in computing basic and diluted net loss per share for fiscal 2001 and 2000, respectively as their effects would be antidilutive.

         USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         STATEMENT OF CASH FLOWS

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents, amounting to $308,262 and $1,109,489 at July 31, 2001 and 2000, respectively, consisted of a liquid reserve mutual fund. No interest payments were made during the years ended July 31, 2001 and 2000. There were no income taxes paid during the years ended July 31, 2001 and 2000.

         RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Although it is still reviewing the provisions of these Statements, management preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

         RECLASSIFICATIONS

Certain prior year's balances have been reclassified to conform with the current year's presentation.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

(2)           ACQUISITIONS

On December 17, 1996, the Company acquired its TransAccess software product line from Microsoft, which enables transaction processing across a diverse range of platforms within the enterprise network. The Company received an existing software product and assumed maintenance contracts with deferred revenue of $324,246 on the date of acquisition. The purchase price consisted of 100,000 shares of common stock issued at closing, which were not tradable until June 1998, and $2.1 million of common stock to be issued in October 1998 (the number of shares issued was to be based on the average price of the common stock during the twenty days prior to the payment date), which become tradable from two to three years after the closing date. The fair value of the 100,000 shares of common stock and shares subsequently issuable, based on an independent appraisal, was $246,000 and $1,170,000, respectively. The total cost of the acquired product and technology was $1,800,246, including $60,000 of transaction costs, which was recorded as purchased software and is being amortized over five years. In October 1998, the Company and Microsoft settled certain issues relating to this matter and amended the agreement which allowed Proginet to satisfy all obligations to Microsoft by issuing and delivering to Microsoft 1,260,000 shares of Proginet common stock from treasury. In connection with the settlement, the acquisition obligation and purchased software carrying amounts were reduced by $540,000. Accumulated amortization at July 31, 2001 and 2000 was $1,180,968 and $990,744, respectively.

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

                      Purchased software          $      1,379,000
                      Fixed assets                         223,000
                      Accounts receivable                   50,000
                      Cash                                   5,000
                                                     -------------

                                                  $      1,657,000
                                                  ================

Accumulated amortization at July 31, 2001 and 2000 was $1,552,818 and $1,240,326, respectively. This asset is being amortized over 5 years from the date of acquisition.

On November 1, 2000, Proginet Corporation entered into a definitive agreement whereby Proginet acquired certain software products (assets) from, and entered into an e-commerce consulting agreement with, SureFire Commerce Inc. ("SureFire"). The Company received an existing software product and assumed maintenance contracts with deferred revenue of $214,000 on the date of acquisition. The initial purchase price, aggregating $1,500,000, consisted of a $100,000 initial payment with future payments of $700,000 payable in sixty and one hundred and fifty days subsequent to the effective date of the agreement. Each future payment is reduced by an equal portion of the deferred revenue amount upon payment. SureFire maintains a security interest and continuing lien on all existing customer agreements acquired until final payment of the purchase price. An additional payment of between $100,000 and $250,000 is payable dependent upon maintenance revenue earned by Proginet within twelve months subsequent to the agreement date, of which $100,000 has been accrued for at July 31, 2001 as purchased software payable. The total cost of the acquired product line and technology is a minimum of $1.6 million plus acquisition costs of $47,946 which are recorded as purchased software and are being amortized over a five year period. Accumulated amortization at July 31, 2001 amounted to $247,194.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

(3)           PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31:

                                                         2001           2000
                                                 -------------    -----------
        Computer and other equipment            $     954,066  $     954,631
        Furniture and fixtures                        102,648        128,189
        Leasehold improvements                         77,342         77,342
                                                 -------------    -----------
                                                    1,134,056      1,160,162
        Less accumulated depreciation
                and amortization                    (869,036)      (786,523)
                                                 -------------    -----------

                                                $     265,020  $     373,639
                                                   ===========    ===========

Depreciation and amortization expense for the years ended July 31, 2001 and 2000 was $185,165 and $196,772, respectively.

(4)           CREDIT LINE

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of July 31, 2001, the Company has not borrowed against this line of credit. Subsequent to year-end, the Company extended its line of credit agreement to September 30, 2002.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 2002. As of July 31, 2001, the Company has not borrowed against this line of credit.

(5)           RELATED PARTY TRANSACTIONS

During fiscal 1999, Joseph T. Mohen, the founder of Proginet, resigned as an officer of the Company and entered into an employment agreement as "Chief of Strategic Alliances" expiring September 30, 1999, after which time Mr. Mohen was no longer associated with the Company. At such time, Mr. Mohen agreed to sell 750,000 shares of Proginet common stock to the Company for $.31 a share, the market price of the stock at the time such agreement was consummated. Of the $232,500 purchase price, $50,000 was paid on the date of the agreement. The remainder is being paid over a 36-month period and is included in the accompanying balance sheet as current portion of notes payable.

Bathurst Ltd. has entered into an agreement with Proginet whereby Bathurst Ltd. has agreed to vote all shares it owns consistent with the votes of the Board of Directors of the Company through December 31, 2001.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

(6)           INCOME TAXES

The Company's 2000 provision for income taxes reflects the utilization of net operating loss (NOL) carry forwards of which the tax benefit had not been previously recorded due to the establishment of a valuation allowance. There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2001 and 2000.

The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes:

                                                                   2001             2000
                                                                   ------------     -----------
 Expense (benefit) at statutory rate                            $     (77,000)   $   (363,000)
 Increases (reductions) in taxes due to:
      Nondeductible expenses                                             2,000           2,000
      State tax expense, net of federal benefit                       (15,000)        (64,000)
      Increase in valuation allowance                                  296,000         162,000
      Change in deferred taxed due to prior year adjustments         (206,000)         263,000
                                                                   ------------     -----------
 Income tax provision                                           $            -  $            -
                                                                  ============     ===========

At July 31, 2001, the Company had available Federal NOL carryforwards amounting to $7,936,000 and research and development tax credit carryforwards of $286,000, which expire in fiscal years 2007 through 2020. Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur. In addition, their use is limited to future earnings of the Company.

                              PROGINET CORPORATION
                          Notes To Financial Statements
                             July 31, 2001 and 2000

For income tax purposes, the Company utilizes the cash method of accounting for revenues and expenses. The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                    2001             2000
                                               ---------------   --------------

Deferred tax assets:
--------------------
       Net operating loss carryforward         $    2,909,000    $   2,991,000
       Accounts payable and other                     128,000          146,000
       Deferred revenue                               565,000          457,000
       Deferred contract costs                         47,000           62,000
       Purchased software                             385,000          149,000
       Property and equipment                          17,000            3,000
       Research and development carryforward          286,000          256,000
       Unbilled rent                                   55,000           53,000
                                               ---------------   --------------
Gross deferred tax asset                            4,392,000        4,117,000
Valuation allowance                               (2,607,000)      (2,311,000)
                                               ---------------   --------------
                 Net deferred tax asset             1,785,000        1,806,000

Deferred tax liabilities:
       Capitalized software development costs       1,529,000        1,536,000
       Accounts receivable                            242,000          259,000
       Prepaid expenses                                14,000           11,000
                                               ---------------   --------------
Gross deferred tax liabilities                      1,785,000        1,806,000
                                               ---------------   --------------

                 Net deferred tax asset        $            -    $           -
                                               ===============   ==============

At July 31, 2001 and 2000, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of operating losses in recent years.

(7)           TREASURY STOCK

During fiscal 2000, the Company repurchased 233,184 shares of common stock for $172,601.

                              PROGINET CORPORATION
                          Notes To Financial Statements
                             July 31, 2001 and 2000

(8)           STOCK PURCHASE WARRANTS

In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. (MFI) whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the Canadian Venture Exchange
(CDNX) and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vested upon regulatory approval of the agreement and the next 100,000 vested upon Proginet's stock price reaching $1.25. The next 250,000 vest, if and only if, two criteria are satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds. When Proginet's stock price reaches $2.25, then 100,000 warrants will vest; when Proginet's stock price reaches $3.25, then 100,000 additional warrants will vest; and when Proginet's stock price reaches $4.25, the final 50,000 warrants will vest. During the years ended July 31, 2001 and 2000, Proginet recognized a non-cash expense of $9,583 and $47,918 relating to this agreement.

(9)           STOCK OPTION PLANS

Under the 1997 Stock Option Plan and 1994 Equity Incentive Plan (the "prior Plans"), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000. In October 2000, the Board of Directors approved the 2000 Stock Option Plan (the "2000 Plan") which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000. At the Company's Annual Stockholders' Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans, up to an aggregate of 2,500,000. Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The 2000 Plan provides that a committee selected by the Board of Directors of the Company will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in not event shall exceed 10 years from the date of grant.

Transactions involving the Plans are summarized as follows:

                                  SHARES SUBJECT       EXERCISE PRICE     WEIGHTED AVERAGE
                                     TO OPTION           PER SHARE         EXERCISE PRICE
                                  ----------------   -------------------  -------------------
 Outstanding at August 1, 1999          1,222,100      $0.71 - $0.75                  $ 0.74
      Granted                           1,269,000      $0.62 - $1.85                  $ 0.78
      Exercised                         (486,600)          $0.75                      $ 0.75
      Cancelled                         (367,200)      $0.62 - $1.10                  $ 0.73
                                  ----------------

 Outstanding at July 31, 2000           1,637,300      $0.62 - $1.85                  $ 0.77
                                  ----------------
     Granted                              456,000      $0.25 - $0.76                  $ 0.58
     Exercised                           (40,000)          $0.75                      $ 0.75
     Cancelled                          (409,500)      $0.62 - $1.80                  $ 0.72
                                  ----------------
 Outstanding at July 31, 2001           1,643,800      $0.25 - $1.85                  $ 0.73
                                  ================

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

The following table summarizes information about Employee Stock Options outstanding and exercisable at July 31, 2001.

                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       Number       Weighted - average          Weighted          Number           Weighted -
                     outstanding        remaining               -average        exercisable         average
                     at July 31,     contractual life           exercise        at July 31,         exercise
Exercise prices         2001             (years)                 price             2001              price
$0.25 - $0.60             164,000           10             $      0.32
$0.62 - $0.85           1,374,800           9                     0.68             1,068,550   $     0.68
$1.10 - $1.85             105,000           9                     1.58                47,500         1.58
                    --------------                                             --------------

                        1,643,800           9              $      0.73             1,116,050   $     0.79
                    ==============                                             ==============

All options have been granted with exercise prices at the market price of the stock at the date of the grant.

On March 2, 1999, the exercise price of 824,000 options were repriced to $.75 which was greater than the market value of the stock on that date. On June 22, 2001, the Board of Directors approved a cash payment of $0.10 per option for 128,400 options that were previously repriced by the Company. For the year ended July 31, 2000, a charge of $12,840 was recorded to compensation expense for this payment. As of July 31, 2001, there are no repriced options outstanding.

Additionally, on June 22, 2000, the Board of Directors approved the removal of specific performance criteria from 325,300 outstanding stock options and accelerated the vesting of these options to July 1, 2000. The Company reported a charge of $66,017 during the year ending July 31, 2000 to compensation expense relating to the removal of the performance criteria of these options.

On January 12, 2001, the Board of Directors approved the removal of specific performance criteria from all remaining stock options (40,000) and accelerated the vesting of these options to January 19, 2001. No stock compensation expense was recorded related to these options for fiscal 2001 as the exercise price of the options was less than the market price of the Company's Common Stock on the date of Board of Directors approval.

The Company applies APB Opinion No.25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options, which have exercise prices equal to or greater than the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                                                  2001             2000
                                           ----------------  -----------------

     Net loss:
          As reported                        $ (226,126)     $ (1,066,282)
          Pro forma                            (428,811)       (1,605,121)
     Basic and diluted net loss per share:
          As reported                              (.02)             (.08)
          Pro forma                                (.03)             (.12)

                             PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

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

The per share weighted average fair value of stock options granted during fiscal 2001 and 2000 was $.58 and $.56, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% for fiscal 2001 and 2000; risk free interest rate of 5.4% and 5.3% in fiscal 2001 and 2000, respectively, expected stock volatility of 97% and 102% in 2001 and 2000, respectively, and an expected option life of approximately five years for both years. These assumptions are used for these calculations only and they do not necessarily represent an indication of management's expectations of future developments.

(10)          MANAGEMENT AGREEMENTS

The Company has entered into a management agreement with one key employee. When a change of control in the Company occurs, this agreement provides for:

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

(11)          COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

As of July 31, 2001, the future minimum lease payments under noncancelable operating leases for office space and equipment was as follows:

                   Year ended July 31:

                             2002                      $        325,000
                             2003                               275,000
                             2004                               241,000
                             2005                               250,000
                             2006                               152,000
                                                           -------------
                                                              1,243,000

                             Sub-lease rental income            128,000
                                                           -------------
                                                       $      1,115,000
                                                           =============

The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease. Total rent expense, net of sub-lease rental income, for the years ended July 31, 2001 and 2000, was $205,246 and $218,791 respectively.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

         LITIGATION AND CLAIMS

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

(12)          CONCENTRATION OF RISKS

Revenue for the years ended July 31, 2001 and 2000 included sales in foreign countries of approximately $1,386,082 and $404,000, respectively. As of July 31, 2001, three customers accounted for approximately 53% of total accounts receivable. As of July 31, 2000, four customers accounted for approximately 49% of total accounts receivable. No customer represented 10% or more of revenues in the years ended July 31, 2001 and 2000.

(13)          RETIREMENT PLAN

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 15% of their salary to the plan. The Company matches between 0% and 100%, as determined by the Board of Directors, of the employee's contribution up to 10%. The Company's contributions were $66,905 and $69,114 for the years ended July 31, 2001 and 2000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The information called for by this Item is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001 and is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001, and is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001 and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2001 and is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2001:

----------------------- -----------------------------------------------------------------------------------
EXHIBIT NO.             EXHIBIT NAME
----------------------- -----------------------------------------------------------------------------------
3(i)                    Certificate of Incorporation.
----------------------- -----------------------------------------------------------------------------------
3(i)(a)                 Certificate of Amendment of Certificate of Incorporation dated December 2, 1996.
----------------------- -----------------------------------------------------------------------------------
3(ii)                   Amended and Restated Bylaws of the Registrant.
----------------------- -----------------------------------------------------------------------------------
9                       Shareholder Voting Agreement between Bathhurst, Ltd. and the Company, dated
                        September 20, 1999.
----------------------- -----------------------------------------------------------------------------------
10.1                    Form of Employee Confidential Information and Non-Competition Agreement.
----------------------- -----------------------------------------------------------------------------------
10.2                    Form of Confidential Information and Non-Competition Agreement For Consultants.
----------------------- -----------------------------------------------------------------------------------
10.3                    Investor Relations Agreement.
----------------------- -----------------------------------------------------------------------------------
10.4                    Form of Software License Agreement.
----------------------- -----------------------------------------------------------------------------------
10.5                    Form of Distributor Agreement.
----------------------- -----------------------------------------------------------------------------------
10.6                    Form of OEM Agreement.
----------------------- -----------------------------------------------------------------------------------
10.7                    Form of Management Continuity Agreement.
----------------------- -----------------------------------------------------------------------------------
10.8                    Independent  Directors Stock Option Plan,  amended and restated as of February 21,
                        1995.
----------------------- -----------------------------------------------------------------------------------
10.9                    1995 Equity Incentive Plan, amended and restated as of December 5, 1995.
----------------------- -----------------------------------------------------------------------------------
10.10                   1997 Stock Option Plan.
----------------------- -----------------------------------------------------------------------------------
10.11                   Form of Incentive Stock Option Agreement.
----------------------- -----------------------------------------------------------------------------------
10.12                   Stock Redemption  Agreement between the Company and Joseph T. Mohen, dated October
                        20, 1998.
----------------------- -----------------------------------------------------------------------------------


----------------------- -----------------------------------------------------------------------------------
EXHIBIT NO.             EXHIBIT NAME
----------------------- -----------------------------------------------------------------------------------
10.13                   Consulting   Agreement  between  the  Company  and  Mallory  Factor,  Inc.,  dated
                        September 22, 1999.
----------------------- -----------------------------------------------------------------------------------
10.14                   1997 Stock Option Plan, as amended and restated as of November 14, 2000*
----------------------- -----------------------------------------------------------------------------------
10.15                   2000 Stock Option Plan*
----------------------- -----------------------------------------------------------------------------------
* Incorporated by reference to Notice of Annual Meeting of Stockholders dated November 14, 2000

(B) REPORTS ON FORM 8-K

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garden City, State of New York, on the 20th day of September, 2001.

                                        PROGINET CORPORATION

                                        BY: /s/ Kevin M. Kelly
                                           -------------------------------------
                                           Kevin M. Kelly
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                NAME                                TITLE                                DATE
                ----                                -----                                ----

/s/ Kevin M. Kelly
---------------------------
Kevin M. Kelly                        President, Chief Executive          September 20, 2001
                                      Officer and Director


/s/ Debra A. DiMaria                  Corporate Secretary and Chief       September 20, 2001
---------------------------           Financial and Accounting Officer
Debra A. DiMaria


/s/ John C. Daily                     Chairman                            September 20, 2001
---------------------------
John C. Daily


/s/ Stephen Sternbach                 Director                            September 20, 2001
---------------------------
Stephen Sternbach


/s/ E. Kelly Hyslop                   Director                            September 20, 2001
---------------------------
Dr. E. Kelly Hyslop

                                      -31-