Form 10QSB
period 2001-10-31
PROGINET CORP
filed 2001-11-30
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X /      QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE  SECURITIES
----       EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 2001

                                       OR
 ___
/___/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File No.: 000-30151

                              Proginet Corporation
              (Exact Name of Small Business Issuer in Its Charter)

                    Delaware                               11-3264929
          (State or Other Jurisdiction of          (IRS Employer Identification
          Incorporation or Organization)            Number)

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

Yes  X               No
    ---              ---

There were 13,378,054 shares of Common Stock outstanding as of November 2, 2001.

Transitional Small Business Disclosure Format:

Yes  X               No
    ---              ---

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 2001


Part I.    FINANCIAL INFORMATION

           Balance Sheets as of October 31, 2001 (Unaudited)
              and July 31, 2001                                               3

           Statements of Operations for the Three
               Months ended October 31, 2001 and 2000 (Unaudited)             4

           Statement of Stockholders' Equity for the
               Three Months ended October 31, 2001 (Unaudited)                5

           Statements of Cash Flows for the Three
               Months ended October 31, 2001 and 2000 (Unaudited)             6

           Notes to Financial Statements (Unaudited)                          7

Item 2.    Management's Discussion and Analysis or Plan of Operations         10

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                11

SIGNATURES                                                                    12

                              PROGINET CORPORATION
                                 Balance Sheets


                                                                   October 31,              July 31,
                                                                      2001                    2001
                                                                   (Unaudited)             (Audited)
                                                               -------------------      ---------------
                                     ASSETS
Current Sales
   Cash and cash equivalents                                         $    820,544      $    805,083
   Accounts receivable, net                                               780,993           590,053
   Prepaid expenses                                                        24,312            34,622
                                                                      -----------      ------------

                                     Total current assets               1,625,849         1,429,758
                                                                      -----------      ------------

Property and equipment, net                                               238,232           265,020
Capitalized software development costs, net                             3,698,160         3,734,286
Purchased software, net                                                 1,376,135         1,584,212
Other assets                                                               44,733            47,953
                                                                     ------------      ------------

                                                                     $  6,983,109      $  7,061,229
                                                                     =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of notes payable                                  $     23,282      $     37,251
   Accounts payable and accrued expenses                                  335,927           344,271
   Purchased software payable                                             100,000           100,000
   Deferred revenue                                                     1,339,019         1,379,444
                                                                     ------------      ------------
                                     Total current liabilities          1,798,228         1,860,966
                                                                     ------------      ------------

Deferred rent                                                             131,220           133,792
                                                                     ------------      ------------

Stockholders' equity
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
       none issued                                                             --                --
   Common stock, $.001 par value, 40,000,000 shares authorized,
      14,251,058 shares issued at October 31 and July 31, 2001,
      respectively                                                         14,251            14,251
   Additional paid-in capital                                          11,812,099        11,809,799
   Treasury stock, 853,004 and 773,004 shares at October 31 and
       July 31, 2001, respectively, at cost                              (441,835)         (415,856)
   Accumulated deficit                                                 (6,330,854)       (6,341,772)
                                                                     ------------      ------------
                                     Total stockholders' equity         5,053,661         5,066,471
                                                                     ------------      ------------

                                                                     $  6,983,109      $  7,061,229
                                                                     =============     =============


   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      Statements of Operations (Unaudited)


                                                              Three Months Ended
                                                                 October 31,
                                                             2001            2000
                                                         -----------     -----------
Revenues
    Software sales and licenses                          $   705,620     $   748,083
    Software maintenance fees                                856,195         648,593
    Other                                                     22,025          26,245
                                                         -----------     -----------
                                                           1,583,840       1,422,921
Cost of revenues
                                                             792,034         561,872
                                                         -----------     -----------
    Gross profit
                                                             791,806         861,049
                                                         -----------     -----------
Operating expense
    Research and development                                  84,768         118,260
    Selling and marketing                                    231,086         277,798
    General and administrative                               468,931         405,563
                                                         -----------     -----------
                                                             784,785         801,621
                                                         -----------     -----------

    Income from operations                                     7,021          59,428
Other income (expense)
    Interest income                                            3,848          18,371
    Other, net                                                    --             402
                                                         -----------     -----------

Net income                                               $    10,869     $    78,201
                                                         ===========     ===========

Basic and diluted income per common share                $        --     $      0.01
                                                         -----------     -----------

Weighted average common shares outstanding - basic        13,466,076      13,476,315
                                                         ===========     ===========

Weighted average common shares outstanding - diluted      13,515,560      13,535,609
                                                         ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                        Statement of Stockholders' Equity

                 Three months ended October 31, 2001 (Unaudited)


                                                                                 Additional            Treasury
                                                Common Stock                  paid-in capital            Stock
                                    -------------------------------------     -----------------      --------------
                                        Shares                Amount
                                    ----------------      ---------------

Balance - August 1, 2001              14,251,058          $       14,251      $     11,809,799       $   (415,856)

Purchase of treasury stock                                                                                (25,979)


Stock options issued
   for service                                                                           2,300

Net income

                                    ----------------      ---------------     -----------------      --------------
Balance - October 31, 2001            14,251,058          $       14,251      $     11,812,099       $   (441,835)
                                    ================      ===============     =================      ==============


                                     Accumulated
                                       deficit              Total
                                    ----------------     --------------

Balance - August 1, 2001            $   (6,341,723)      $   5,066,471

Purchase of treasury stock                                    (25,979)


Stock options issued
   for service                                                  2,300

Net income                                  10,869             10,869

                                    ----------------     --------------
Balance - October 31, 2001          $   (6,330,854)      $   5,053,661
                                    ================     ==============


   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      Statements of Cash Flows (Unaudited)


                                                                        Three months ended
                                                                           October 31,
                                                                       2001             2000
                                                                   -------------    ------------
Cash flows from operating activities
   Net income                                                      $    10,869      $    78,201
   Adjustments to reconcile net income to cash provided by
     Operating activities
      Depreciation and amortization                                    537,511          405,033
      (Recovery of) provisions for bad debt allowance, net                              (43,000)
      Deferred revenue                                                 (40,425)        (200,151)
      Deferred rent                                                     (2,572)            (435)
      Stock options and warrants issued for services                     2,300            9,583
      Changes in operating assets and liabilities
         Accounts receivables                                         (190,940)        (278,535)
         Prepaid expenses                                               10,310            7,457
         Other assets                                                    3,220
         Accounts payable and accrued expenses                          (8,344)          37,709

                                                                   -----------      -----------
           Net cash provided by operating activities                   321,929           15,862
                                                                   -----------      -----------
Cash flows from investing activities
   Capitalized software development costs                             (248,974)        (247,386)
   Purchase of property and equipment                                  (17,546)         (53,352)
                                                                   -----------      -----------

           Net cash used in investing activities                      (266,520)        (300,738)
                                                                   -----------      -----------
Cash flows from financing activities
   Repayment of notes payable                                          (13,969)         (13,969)
   Purchase of treasury stock                                          (25,979)
   Proceeds from exercise of stock options                                               30,000
                                                                   -----------      -----------

           Net cash (used in) provided by financing activities         (39,948)          16,031
                                                                   -----------      -----------

Net increase (decrease) in cash and cash equivalents                    15,461         (268,845)

Cash and cash equivalents at beginning of the period                   805,083        1,465,468
                                                                   -----------      -----------

Cash and cash equivalents at end of the period                     $   820,544      $ 1,196,623
                                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)

1.        Interim Financial Data
          The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2001.

          These results for the period ended October 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.        Accounts Receivable
          The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of October 31 and July 31, 2001 there was an allowance for doubtful accounts of $6,992 and $77,000, respectively.

4.        Research and Development
          Research and development costs not capitalized in connection with a specific product are expensed in the period incurred. Such expenses are based on management's estimate of time spent and costs incurred in connection with research and development.

5.        Capitalized Software
          Capitalized software development costs consist of costs that are directly related to programmers and facilities that develop software, which has reached technical feasibility. Software development costs capitalized during the three months ended October 31, 2001 amounted to $248,974. Capitalized software development costs are net of accumulated amortization of $2,839,796 and $3,154,734 at October 31 and July 31, 2001 respectively.

6.        Treasury Stock
          In September 2001, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 3, 2001 and will continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 3, 2002. The purchases will be made by the Company from time to time on the Canadian Venture Exchange ("CDNX") at the Company's discretion and are dependent on market conditions. During the quarter ended October 31, 2001, the Company purchased 80,000 shares of its common stock for aggregate consideration of $25,979. In November 2001, the company purchased an additional 11,500 shares of its common stock for aggregate consideration of $4,153.

7.        Stock Options
          In the first quarter of fiscal 2002, the Board of Directors granted stock options under the 2000 Stock Option Plan to employees and a consultant to purchase 326,000 and 25,000 shares of common stock respectively, at exercise prices ranging from $.16 to $.22, which represented the fair market values of the underlying common stock on the date of grants.

8.        Stock Purchase Warrants
          In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the CDNX and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vested upon regulatory approval of the agreement and the next 100,000 vested upon Proginet's stock price reaching $1.25. The next 250,000 vest, if and only if, two criteria are satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds. When Proginet's stock price reaches $2.25, then 100,000 warrants will vest; when Proginet's stock price reaches $3.25, then 100,000 additional warrants will vest; and when Proginet's stock price reaches $4.25, the final 50,000 warrants will vest. During the quarter ended October 31, 2001, no expense was recognized relating to this agreement.

9.        Recently Issued Accounting Pronouncements
          In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

10.       Income Per Common Share
          Basic income per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the computation of basic and diluted income per share:

                                                      Three months ended
                                                          October 31,

                                                      2001               2000
                                                  -----------        -----------
Numerator:
 Net income                                       $    10,869        $    78,201
                                                  -----------        -----------

Denominator:

 Weighted average number
  of common shares (basic)                         13,466,076         13,476,315
                                                  -----------        -----------

 Effect of dilutive securities:
 Stock options                                         49,484             59,294
 Warrants                                                  --                 --
                                                  -----------        -----------
                                                       49,484             59,294

 Weighted average number
  Of common shares (diluted)                       13,515,560         13,535,609
                                                  -----------        -----------

 Basic and diluted
  income per share                                $      0.00        $      0.01
                                                  -----------        -----------

Excluded from the calculation of income per share are options and warrants to purchase 2,034,800 and 1,393,800 of the Company's common stock for the three months ended October 31, 2001 and 2000, respectively as their effects would be antidilutive.

Item 2: Management's Discussion and Analysis or Plan of Operations

Total revenues for the quarter ended October 31, 2001 amounted to $1,583,840, representing an increase of $160,919, or 11.3%, compared to revenues of $1,422,921 for the quarter year ended October 31, 2000. Software sales and license revenue decreased by $42,463, or 5.7%, to $705,620 compared to the three months ended October 31, 2000. However, during the quarter ended October 31, 2001, the Company experienced a 75% increase in the number of software license agreements entered into compared to the prior year quarter. The decrease in software sales and license revenues experienced by the Company is primarily due to a one-time software sale to an existing customer amounting to $540,000 in October 2000.

Software maintenance fees increased by $207,602, or 32% to $856,195 compared to software maintenance fees of $648,593 for the quarter ended October 31, 2000. The increase in software maintenance fees is principally attributable to an increase in licenses for the Company's products and the acquisition in November 2000 of certain software products from SureFire Commerce Inc. ("Surefire").

Other revenues amounted to $22,025 compared to $26,245 for the quarter ended October 31, 2000. These revenues are related to ad-hoc consulting services that are typically provided in response to requests for support of existing customers. Consequently, this revenue can vary considerably from quarter to quarter.

Cost of revenues increased from $561,872 to $792,034 or 41%, resulting in part from an increase in amortization expense of approximately $137,000 related to purchased and developed software available for sale and an increase of $102,000 in costs related to distributor support of indirect sales.

Operating expenses decreased to $784,785 from $801,621, a decrease of $16,836, or 2.1%, for the three months ended October 31, 2001 compared to the prior year quarter. This decrease is a combined result of a 28.3% decrease or $33,492 in research and development costs, a 16.8% decrease or $46,712 in selling and marketing expenses and a 15.6% increase or $63,368 in general and administrative costs. The decrease in research and development expenses is primarily due to an increase in capitalized costs, principally payroll, of software development products. The decrease in selling and marketing expenses is primarily due to a decrease in expenses related to external sales lead generation programs. The increase in general and administrative expense is primarily due to an increase in payroll expense for expanded staffing levels to support the growth of the Company's business and a decrease in a bad debt recovery offset slightly by decreases in professional fees due to the registration of the Company's securities with the Securities and Exchange Commission in September 2000.

Interest income amounted to $3,848 and $18,371 for the three months ended October 31, 2001 and 2000, respectively. This decrease is primarily due to lower interest income generated from a decrease in cash and cash equivalents.

The Company reported net income of $10,869 for the three months ended October 31, 2001 compared to net income of $78,201 for the prior year quarter.

In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

LIQUIDITY AND CAPITAL RESOURCES
At October 31, 2001, the Company had a cash and cash equivalent balance of $820,544 and a working capital deficit of $172,379 compared to $805,083 of cash and cash equivalents and working capital deficit of $431,208 at July 31, 2001. The working capital deficit is attributable to the acquisition of certain software products from SureFire Commerce Inc., which required cash payments of $1,333,946 in fiscal 2001 and an outstanding liability of $100,000 payable in November 2001.

Operating activities provided cash of $321,929 and $15,862 at October 31, 2001 and 2000, respectively. The increase of $306,067 in net cash provided by operating activities is primarily related to an increase in amortization expense due to the acquisition of SureFire in November 2000, a decrease in deferred revenue and an increase in accounts receivable due to the timing of cash receipts related to maintenance billings.

Investing activities used cash of $266,520 and $300,738 for the three months ended October 31, 2001 and 2000, respectively. The decrease in net cash used was due to a decrease in purchases of property and equipment. Financing activities used net cash of $39,948 compared to providing cash of $16,031 for the three months ended October 31, 2001 and 2000, respectively. The increase of cash used in financing activities is due to the purchase of treasury stock for the three months ended October 31, 2001, amounting to 25,979 compared to cash proceeds from the exercise of stock options amounting to $30,000 for the three months ended October 31, 2000.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of October 31, 2001, the Company has not borrowed against this line of credit. The line of credit expires on September 30, 2002.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 2002. As of October 31, 2001, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

                           PART II. OTHER INFORMATION

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2001 the Company held its Annual Meeting of Stockholders. At the annual meeting, the Company's stockholders elected four directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also ratified the appointment of Grant Thornton LLP as the Company's independent certified public accountants. The votes for directors were as follows:

                                           Votes
                               --------------------------------
                                  For               Withheld
                               --------------------------------
Kevin M. Kelly                 6,608,742             14,040
John C. Daily                  6,608,742             14,040
Stephen Sternbach              6,608,742             14,040
E. Kelly Hyslop                6,608,742             14,040

The votes to ratify the appointment of Grant Thorton LLP as the Company's independent certified public accountants were as follows:

          For                      Against                    Abstain
   -----------------          -----------------          -----------------
   6,607,582                        11,000                     4,200

                                   SIGNATURES
                                   ----------

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
          registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 30, 2001


                                        PROGINET CORPORATION


                                        /s/ Kevin M. Kelly
                                        ---------------------------------------
                                        Kevin M. Kelly, President and
                                        Chief Executive Officer


                                        /s/ Debra A. DiMaria
                                        ---------------------------------------
                                        Debra A. DiMaria
                                        Chief Financial Officer and
                                        Corporate Secretary