Form 10QSB
period 2002-01-31
PROGINET CORP
filed 2002-03-11
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  ___
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 2002

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

                  200 Garden City Plaza, Garden City, NY 11530
                    (Address of Principal Executive Offices)

                                 (516) 248-2000
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                           No ___

There were 13,317,554 shares of Common Stock outstanding as of February 13, 2002.

Transitional Small Business Disclosure Format:

Yes ___                          No   X

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 2002

PART I.     FINANCIAL INFORMATION                                           PAGE

Item I.     Financial Statements

            Balance Sheets as of January 31, 2002 (Unaudited)
                 and July 31, 2001                                            3

            Statements of Operations for the Three and Six
                 Months ended January 31, 2002 and 2001 (Unaudited)           4

            Statement of Stockholders' Equity for the
                 Six Months ended January 31, 2002 (Unaudited)                5

            Statements of Cash Flows for the Six
                 Months ended January 31, 2002 and 2001 (Unaudited)           6

            Notes to Financial Statements (Unaudited)                         7

Item 2.     Management's Discussion and Analysis or Plan of Operations       10

PART II.   OTHER INFORMATION

                     None                                                    12

SIGNATURES                                                                   13

                              Proginet Corporation

                                 Balance Sheets

                                                                                                  July 31,
                                                                                                    2001
                                                                        January 31,            (Derived from
                                                                           2002              audited financial
                                        ASSETS                          (Unaudited)             statements)
                                                                     ---------------         -------------------
Current assets
   Cash and cash equivalents                                          $  1,205,532           $    805,083
   Accounts receivable, net                                                412,895                590,053
   Prepaid expenses                                                         12,602                 34,622
                                                                      -------------           -------------

           Total current assets                                          1,631,029              1,429,758
                                                                      -------------           -------------


Property and equipment, net                                                198,968                265,020
Capitalized software development costs, net                              3,741,010              3,734,286
Purchased software, net                                                  1,235,956              1,584,212
Other assets                                                                44,733                 47,953
                                                                      -------------           -------------


           LIABILITIES AND STOCKHOLDERS' EQUITY                       $  6,851,696           $  7,061,229
                                                                      =============           =============

Current liabilities
   Current portion of notes payable                                   $      9,313           $     37,251
   Accounts payable and accrued expenses                                   274,687                344,271
   Purchased software payable                                              100,000                100,000
   Deferred maintenance revenue                                          1,477,925              1,379,444
                                                                      -------------           -------------
           Total current liabilities                                     1,861,925              1,860,966
                                                                      -------------           -------------


Deferred rent                                                              126,965                133,792
                                                                      -------------           -------------
                                                                         1,988,890              1,994,758
                                                                      -------------           -------------
Stockholders' equity

   Preferred stock, $.01 par value, 10,000,000
           shares authorized, none issued                                       --                     --
   Common stock, $.001 par value, 40,000,000 shares
           authorized, 14,251,058 shares issued at
           January 31, 2002 and July 31, 2001, respectively                 14,251                 14,251
   Additional paid-in capital                                           11,849,358             11,809,799
   Treasury stock, 933,504 and 773,004 shares at January
           31, 2002 and July 31, 2001, respectively, at cost              (471,661)              (415,856)

   Accumulated deficit                                                  (6,529,142)            (6,341,723)
                                                                      -------------           -------------
           Total stockholders' equity                                    4,862,806              5,066,471
                                                                      -------------           -------------

                                                                      $  6,851,696           $  7,061,229
                                                                      =============           =============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                Three months ended                    Six months ended
                                                                     January 31,                        January 31,
                                                               2002               2001            2002               2001
                                                           -----------       -----------      ------------     -------------
Revenues

      Software sales and license                         $    593,007      $    856,989     $  1,298,627      $  1,605,072
      Software maintenance fees                               865,181           801,173        1,721,376         1,449,766
      Other                                                        --            25,426           22,025            51,671
                                                         -------------     -------------    -------------     -------------
                                                            1,458,188         1,683,588        3,042,028         3,106,509
                                                         -------------     -------------    -------------     -------------

Cost of revenues                                              758,871           616,423        1,550,905         1,178,295
                                                         -------------     -------------    -------------     -------------


      Gross profit                                            699,317         1,067,165        1,491,123         1,928,214
                                                         -------------     -------------    -------------     -------------

Operating expense
      Research and development                                 63,349           142,956          148,117           261,216
      Selling and marketing                                   281,541           231,598          512,627           509,396
      General and administrative                              556,762           486,648        1,025,693           892,211
                                                         -------------     -------------    -------------     -------------
                                                              901,652           861,202        1,686,437         1,662,823
                                                         -------------     -------------    -------------     -------------

      (Loss) Income from operations                          (202,335)          205,963         (195,314)          265,391

Other income
      Interest income                                           4,046             7,124            7,895            25,495
      Other, net                                                   --                --               --               402
                                                         -------------     -------------    -------------     -------------

Net (loss) income                                        $   (198,289)     $    213,087     $   (187,419)     $    291,288

Basic and diluted (loss) income per common share         $       (.01)     $        .02     $       (.01)     $        .02
                                                         =============     =============    =============    =============



Weighted average common shares outstanding - basic         13,350,424        13,478,054       13,408,614        13,477,387
                                                         =============     =============    =============    =============

Weighted average common shares outstanding - diluted       13,350,424        13,478,054       13,408,614        13,550,969
                                                         =============     =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JANUARY 31, 2002
                                   (UNAUDITED)

                                                                   Additional
                                                                    Paid-In         Treasury        Accumulated
                                  Shares            Amount          Capital          Stock            Deficit          Total
                                ----------      -----------      -----------     -----------      -----------      -----------
Balance - August 1, 2001        14,251,058      $    14,251      $11,809,799     $  (415,856)     $(6,341,723)     $ 5,066,471

Stock options granted
   for services                                                       14,384                                            14,384

Stock purchase warrants
   issued for services                                                25,175                                            25,175

Purchase of treasury stock                                                             (55,805)                        (55,805)

Net loss                                                                                             (187,419)        (187,419)
                                ----------      -----------      -----------     ------------     ------------     -----------
Balance - January 31, 2002      14,251,058      $    14,251      $11,849,358     $  (471,661)     $(6,529,142)     $ 4,862,806
                                ==========      ===========      ===========     ============     ============     ===========

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                    Six months ended
                                                                         ----------------------------------------
                                                                                       January 31,
                                                                         ----------------------------------------
                                                                                2002                    2001
                                                                         -----------------        ---------------

Cash flows from operating activities
    Net (loss) income                                                      $  (187,419)             $   291,288
    Adjustments to reconcile net (loss) income to
    cash provided by operating activities
         Depreciation and amortization                                       1,013,458                  889,185
         Provisions for (recovery of) bad debt allowance, net                   33,008                  (37,889)
         Deferred maintenance revenue                                           98,481                  (86,142)
         Deferred rent                                                          (6,826)                  (1,801)
         Stock options and warrants issued for services                         39,559                    9,583
         Changes in operating assets and liabilities
             Accounts receivable                                               144,150                 (115,610)
             Prepaid expenses                                                   22,019                   12,845
             Other assets                                                        3,220
             Accounts payable and accrued expenses                             (69,584)                 (12,272)
                                                                           ------------              ------------
             Net cash provided by operating activities                       1,090,066                  949,187
                                                                           ------------              ------------

Cash flows from investing activities
         Purchased software                                                         --                 (897,946)
         Capitalized software development costs                               (582,376)                (506,745)
         Purchase of property and equipment                                    (23,498)                 (61,033)
                                                                           ------------              ------------

             Net cash used in investing activities                            (605,874)              (1,465,724)
                                                                           ------------              ------------

Cash flows from financing activities
         Repayments of notes payable                                           (27,938)                 (27,938)
         Purchase of treasury stock                                            (55,805)
         Proceeds from the exercise of stock options                                                     30,000
                                                                           ------------              ------------
             Net cash (used in) provided by financing activities               (83,743)                   2,062
                                                                           ------------              ------------


Net increase (decrease) in cash and cash equivalents                           400,449                 (514,475)

Cash and cash equivalents at beginning of the period                           805,083                1,465,468
                                                                           ------------              ------------

Cash and cash equivalents at end of the period                             $ 1,205,532              $   950,993
                                                                           ============             ============


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (Unaudited)


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

        These results for the six months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.      ACCOUNTS RECEIVABLE
        The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of January 31, 2002 and July 31, 2001 there was an allowance for doubtful accounts of $40,000 and $77,000, respectively.

4.      RESEARCH AND DEVELOPMENT
        Research and development costs not capitalized in connection with a specific product are expensed in the period incurred. Such expenses are based on management's estimate of time spent and costs incurred in connection with research and development.

5.      CAPITALIZED SOFTWARE
        Capitalized software development costs consist of costs that are directly related to programmers and facilities that develop software which has reached technical feasibility. Software development costs capitalized during the six months ended January 31, 2002 and 2001, amounted to $582,376 and $506,745, respectively. Capitalized software development costs are net of accumulated amortization of $3,130,346 and $3,154,734 at January 31, 2002 and July 31, 2001, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

6.      TREASURY STOCK
        In September 2001, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 3, 2001 and will continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 3, 2002. The purchases will be made by the Company from time to time on the Canadian Venture Exchange ("CDNX") at the Company's discretion and are dependent on market conditions. For the six months ended January 31, 2002, the Company purchased 160,500 shares of its common stock for aggregate consideration of $55,805.

7.      STOCK OPTIONS
        For the six months ending January 31, 2002, the Board of Directors granted stock options under the 2000 Stock Option Plan to employees, a director and a consultant to purchase 476,000, 60,000 and 25,000 shares of common stock respectively, at exercise prices ranging from $.16 to $.27 for employees and $.27 to the director and consultant, which represents the fair market values of the underlying common stock on the date of grants. A charge to operations amounting to $12,084 and $2,300 was recorded in connection with the option grants to the director and consultant, respectively.

8.      STOCK PURCHASE WARRANTS
        In the first quarter of fiscal 2001, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the CDNX and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vest upon regulatory approval of the agreement and the next 100,000 vest provided that the Proginet stock price reaches $1.25. The next 250,000 vest, if and only if, two criteria are satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds. When Proginet's stock price reaches $2.25, then 100,000 warrants will vest; when Proginet's stock price reaches $3.25, then 100,000 additional warrants will vest; and when Proginet's stock price reaches $4.25, the final 50,000 warrants will vest.

        On December 28, 2001, the Company amended the MFI agreement. The amendment exchanged the remaining 250,000 unvested warrants (the original warrants), exercisable at $.54 per share (250,000 warrants vested in fiscal 2001 and are exercisable at $.54) with 125,000 fully vested warrants (the "exchanged warrants") exercisable at $.22, which represented the fair market value of the Company's common stock on the date of the amendment. A charge to operations amounting to $25,175 (as determined by Black-Scholes pricing model) was recorded by the Company relating to the amendment.

9.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
        In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

        Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact SFAS 144.

10.     INCOME (LOSS) PER COMMON SHARE
        Basic income (loss) per common share ("EPS") is computed by dividing net income(loss) by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

        The following table sets forth the computation of basic and diluted income (loss) per share:


                                                  Three months ended                          Six months ended
                                        ----------------------------------------    ------------------------------------
                                                      January 31,                               January 31,
                                        ----------------------------------------    ------------------------------------
                                              2002                     2001               2002             2001
                                        --------------           ---------------    ------------       -------------
        Numerator:
          Net income (loss)                 $   (198,289)        $    213,087        $   (187,419)        $    291,288
                                            =============        ============        =============        ============


        Denominator:
          Weighted average number
          of common shares (basic)            13,350,424           13,478,054          13,408,614           13,477,387
                                            -------------        ------------        -------------        ------------

        Effect of dilutive securities:
        Stock Options                                 --                   --                  --               25,075
        Warrants                                      --                   --                  --               48,507
                                            -------------        ------------        -------------        ------------
                                                      --                   --                  --               73,582
                                            -------------        ------------        -------------        ------------


        Weighted average number
          of common shares (diluted)          13,350,424           13,478,054          13,408,614           13,550,969
                                            =============        ============        =============        ============

        Basic and diluted
          income per share                   $      (.01)        $        .02        $       (.01)        $        .02
                                            =============        ============        =============        ============


        Excluded from the calculation of income (loss) per share are options and warrants to purchase 2,445,800 shares of the Company's common stock for the three and six months ended January 31, 2002, as compared to 2,274,800 and 1,102,800 shares for the three and six months ended January 31, 2001, as their inclusion would have been antidilutive.

11.     SUBSEQUENT EVENT
        During the three months ended January 31, 2002, the Company entered into an enterprise wide software license with an existing customer amounting to approximately $509,000. However, final contractual terms were executed in February 2002 and accordingly, revenue recognition for this transaction will be reported in the Company's financial statements for the quarter ending April 30, 2002.

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS REVENUES

        Revenues for the quarter ended January 31, 2002 amounted to $ 1,458,188, representing a decrease of $225,400, or 13.4%, compared to revenues of $1,683,588 for the quarter ended January 31, 2001. Revenues for the six months ended January 31, 2002 amounted to $3,042,028, representing a decrease of $64,481, or 2%, compared to revenues of $3,106,509 for the six months ended January 31, 2001.

        Software sales and license revenues for the three months ended January 31, 2002 amounted to $593,007 representing a decrease of $263,982, or 30.8%, compared to software sales and license revenues of $856,989 for the three months ended January 31, 2001. Software sales and license revenues for the six months ended January 31, 2002 amounted to $1,298,627, representing a decrease of $306,445, or 19.1% compared to software sales and license revenues of $1,605,072 for the six months ended January 31, 2001. The decrease in software sales and license revenues for the three and six months ended January 31, 2002 compared to the prior year periods is primarily due to the Company entering into a significant software sale and a license agreement amounting to $540,000, and $384,000 in October 2000 and January 2001, respectively, where no future revenue was anticipated from these customers.

        Software maintenance fees for the three months ended January 31, 2002 amounted to $865,181, representing an increase of $64,008, or 8%, compared to software maintenance fees of $801,173 for the three months ended January 31, 2001. Software maintenance fees for the six months ended January 31, 2002 amounted to $1,721,376, representing an increase of $271,610 or 18.7%, compared to software maintenance fees of $1,449,766 for the six months ended January 31, 2001. The increase in maintenance fees from the prior year periods is attributable to an increase in licenses for the Company's products and the acquisition in November 2000 of certain software products from SureFire Commerce Inc.

        There were no other revenues for the three months ended January 31, 2002 as compared to $25,426 for the three months ended January 31, 2001. Other revenues for the six months ended January 31, 2002 amounted to $22,025, representing a decrease of $29,646, or 57.4%, compared to $51,671 for the six months ended January 31, 2001. This category of revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers. Consequently, consulting revenue can vary considerably from period to period.

        COST OF REVENUES

        Cost of revenues for the three months ended January 31, 2002 amounted to $758,871, representing an increase of $142,448 or 23.1%, compared to cost of revenues of $616,423 for the three months ended January 31, 2001. Cost of revenues for the six months ended January 31, 2002 amounted to $1,550,905, representing an increase of $372,610, or 31.6% compared to the cost of revenues of $1,178,295 for the six months ended January 31, 2001. The increase in cost of revenues for the three and six months ended January 31, 2002 is attributable to an increase in amortization expense related to purchased and developed software available for sale and costs related to distributor support of indirect sales.

        OPERATING EXPENSES

        Research and development expenses for the three months ended January 31, 2002 amounted to $63,349, representing a decrease of $79,607 or 55.7%, compared to research and development expenses of $142,956 for the three months ended January 31, 2001. Research and development expenses for the six months ended January 31, 2002 amounted to $148,117, representing a decrease of $113,099, or 43.3% compared to the research and development expenses of $261,216 for the six months ended January 31, 2001. The decrease in research and development expenses for the three and six month periods ended January 31, 2002, compared to the prior periods, is primarily due to increased resources allocated to completing capitalizable projects which were researched and developed in the prior year.

        Selling and marketing expenses for the three months ended January 31, 2002 amounted to $281,541 representing an increase of $49,943 or 21.6%, compared to selling and marketing expenses of $231,598 for the three months ended January 31, 2001. Selling and marketing expenses for the six months ended January 31, 2002 amounted to $512,627, representing an increase of $3,231, or 1% compared to the selling and marketing expenses of $509,396 for the six months ended January 31, 2001. The increase in sales and marketing expenses for the three months ended January 31, 2002, compared to the prior year period, is primarily due to an increase in sales and marketing salaries to support the Company's future growth and implementation of the Company's future marketing strategies offset by a decrease in outside sales lead generation programs discontinued in fiscal 2002.

        General and administrative expenses for the three months ended January 31, 2002 amounted to $556,762 representing an increase of $70,114, or 14.4%, compared to general and administrative expenses of $486,648 for the three months ended January 31, 2001. General and administrative expenses for the six months ended January 31, 2002 amounted to $1,025,693 representing an increase of $133,482, or 15%, compared to general and administrative expenses of $892,211 for the six months ended January 31, 2001. The increase in general and administrative expenses for the three and six months ended January 31, 2002, compared to the corresponding periods in the prior fiscal year, is principally due to an increase in general and administrative payroll and payroll related expenses for expanded staffing levels to support the future growth of the Company's business and an increase in bad debt expense as a result of a bad debt recovery in the prior year offset slightly by a decrease in professional fees due to the registration of the Company's securities with the United States Securities and Exchange Commission in September 2000.

        OTHER INCOME

        Interest income amounted to $4,046 and $7,895 for the three month and six month periods ended January 31, 2002 compared to $7,124 and $25,495 for the three and six month periods ended January 31, 2001. This decrease is primarily due to lower interest income generated from a lower average cash and cash equivalents balance as well as a lower return that the present investment tools can generate in fiscal 2002.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its fiscal 2002 and 2001 operations primarily from working capital and operating results. At January 31, 2002, the Company had cash and cash equivalents of $1,205,532 and a working capital deficit of $230,896, compared to cash and cash equivalents of $805,083 and working capital deficit of $431,208 at July 31, 2001. The decrease in the working capital deficit is due to an increase in cash and cash equivalents compared to July 31, 2001 due to cash payments made of $1,333,946 in fiscal 2001 for the acquisition of certain software products from SureFire Commerce Inc.

        Operating activities provided cash of $1,090,066 and $949,187 for the six months ended January 31, 2002 and 2001, respectively. Net cash provided by operating activities for the six months ended January 31, 2002 and 2001, was primarily due to charges incurred by the Company for depreciation and amortization and the net results generated by the Company in both periods.

        Investing activities used cash of $605,874 and $1,465,724 for the six months ended January 31, 2002 and 2001, respectively. Net cash used in investing activities was primarily due to the capitalization of software development costs for the six months ended January 31, 2002 and 2001 and the acquisition of certain software products from SureFire Commerce Inc. for the six months ended January 31, 2001.

        Financing activities used cash of $83,743 and provided cash of $2,062 for the six months ended January 31, 2002 and 2001, respectively. The Company used cash in financing activities primarily as a result of purchases of treasury stock pursuant to the Company's stock repurchase program and the repayment of a note payable for the six months ended January 31, 2002. Net cash was provided by financing activities for the six months ended January 31, 2001 from proceeds generated from the exercise of stock options offset by note repayments.

        In January 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of January 31, 2002, the Company has not borrowed against this line of credit. The line of credit expires on September 20, 2002.

        In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 2002. As of January 31, 2002, the Company has not borrowed against this line of credit.

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


DATE:  March 5, 2002


                                       PROGINET CORPORATION


                                       /s/ Kevin M. Kelly
                                       --------------------------------------
                                       Kevin M. Kelly, President and
                                       Chief Executive Officer


                                       /s/ Debra A. DiMaria
                                       --------------------------------------
                                       Debra A. DiMaria
                                       Chief Financial and Accounting Officer