Form 10QSB
period 2002-04-30
PROGINET CORP
filed 2002-06-03
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 --
/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--     OF 1934

       For the quarterly period ended April 30, 2002

                                       OR
 ---
/__/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 13,162,554 shares of Common Stock outstanding as of May 20, 2002.

Transitional Small Business Disclosure Format:

Yes                          No   X
    -----                       -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2002

PART I.  FINANCIAL INFORMATION                                              PAGE

Item I.  Financial Statements

         Balance Sheets as of April 30, 2002 (Unaudited)
             and July 31, 2001                                                3

         Statements of Operations for the Three and Nine
             Months ended April 30, 2002 and 2001 (Unaudited)                 4

         Statement of Stockholders' Equity for the
             Nine Months ended April 30, 2002 (Unaudited)                     5

         Statements of Cash Flows for the Nine
             Months ended April 30, 2002 and 2001 (Unaudited)                 6

         Notes to Financial Statements (Unaudited)                            7

Item 2.  Management's Discussion and Analysis or Plan of Operations           11


PART II. OTHER INFORMATION

         None                                                                 13

SIGNATURES                                                                    14

                              Proginet Corporation

                                 Balance Sheets

                                                                                      April 30,              July 31,
                                                                                        2002                   2001
                     ASSETS                                                          (Unaudited)          (Derived from
                                                                                                             audited
                                                                                                            financial
                                                                                                           statements)
                                                                                 --------------------    -----------------


Current assets
      Cash and cash equivalents                                              $             1,070,911  $           805,083
      Trade and installment on accounts receivable, net                                      377,896              590,053
      Prepaid expenses                                                                        16,513               34,622
                                                                                --------------------    -----------------
                     Total current assets                                                  1,465,320            1,429,758
                                                                                --------------------    -----------------


Installment account receivable, due after one year                                           235,500                    -
Property and equipment, net                                                                  201,884              265,020
Capitalized software development costs, net                                                3,785,149            3,734,286
Purchased software, net                                                                    1,153,558            1,584,212
Other assets                                                                                  44,733               47,953
                                                                                --------------------    -----------------


                                                                             $             6,886,144  $         7,061,229
                                                                                 ====================    =================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Current portion of notes payable                                       $                     -  $            37,251
      Accounts payable and accrued expenses                                                  331,970              344,271
      Purchased software payable                                                                   -              100,000
      Current portion of obligation under capital lease                                        7,744                    -
      Deferred maintenance revenue                                                         1,371,394            1,379,444
                                                                                 --------------------    -----------------
                     Total current liabilities                                             1,711,108            1,860,966
                                                                                 --------------------    -----------------

Deferred rent                                                                                122,208              133,792
Long-term obligation under capital lease                                                      17,693
                                                                                 --------------------    -----------------
                                                                                           1,851,009            1,994,758
                                                                                 --------------------    -----------------

Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
                    none issued                                                                    -                    -
      Common stock, $.001 par value, 40,000,000 shares authorized,
                    14,251,058 shares issued at April 30, 2002 and
                    July 31, 2001, respectively                                               14,251               14,251
      Additional paid-in capital                                                          11,849,358           11,809,799
      Treasury stock, 1,088,504 and 773,004 shares at April 30, 2002 and
                    July 31, 2001, respectively, at cost                                   (526,399)            (415,856)
      Accumulated deficit                                                                (6,302,075)          (6,341,723)
                                                                                 --------------------    -----------------
                     Total stockholders' equity                                            5,035,135            5,066,471
                                                                                 --------------------    -----------------

                                                                             $             6,886,144  $         7,061,229
                                                                                 ====================    =================

The accompanying notes are an integral part of these financial statements.

                              Proginet Corporation
                             Statement of Operations
                                   (Unaudited)

                                                                   Three months ended                    Nine months ended
                                                                        April 30,                            April 30,
                                                                   2002              2001               2002              2001
                                                              ---------------    --------------     -------------     --------------

Revenues

               Software sales and license                  $         700,668  $        354,212   $     1,999,295   $      1,959,284
               Software maintenance fees                             952,851           863,839         2,674,227          2,313,605
               Other                                                  15,000            33,622            37,025             85,293
                                                              ---------------    --------------     -------------     --------------
                                                                   1,668,519         1,251,673         4,710,547          4,358,182
                                                              ---------------    --------------     -------------     --------------


Cost of revenues                                                     572,068           677,713         2,122,973          1,856,008
                                                              ---------------    --------------     -------------     --------------


               Gross profit                                        1,096,451           573,960         2,587,574          2,502,174
                                                              ---------------    --------------     -------------     --------------

Operating expense
               Research and development                               39,318           111,451           187,435            372,667
               Selling and marketing                                 305,461           226,755           818,088            736,151
               General and administrative                            526,888           510,200         1,552,581          1,402,411
                                                              ---------------    --------------     -------------     --------------
                                                                     871,667           848,406         2,558,104          2,511,229
                                                              ---------------    --------------     -------------     --------------

                Income (loss) from operations                        224,784         (274,446)            29,470            (9,055)

Other income
               Interest income                                         2,283             7,058            10,178             32,553
               Other, net                                                  -             (332)                 -                 70
                                                              ---------------    --------------     -------------     --------------

Net income (loss)                                          $         227,067  $      (267,720)   $        39,648   $         23,568

Basic and diluted income (loss) per common share           $            0.02  $         (0.02)   $             -   $              -
                                                              ===============    ==============     =============     ==============

Weighted average common shares outstanding - basic                13,275,638        13,478,054        13,365,027         13,477,610
                                                              ===============    ==============     =============     ==============

Weighted average common shares outstanding - diluted              13,461,183        13,478,054        13,511,622         13,526,665
                                                              ===============    ==============     =============     ==============



The accompanying notes are an integral part of these financial statements.

                              Proginet Corporation
                        Statement of Stockholders' Equity
                        Nine months ended April 30, 2002
                                   (Unaudited)


                                                                  Additional
                                                                  Paid - In          Treasury       Accumulated
                                    Shares          Amount         Capital            Stock           Deficit            Total
                                  ------------    -----------    --------------    -------------   --------------    ------------

Balance - August 1, 2001           14,251,058    $    14,251    $   11,809,799    $   (415,856)    $  (6,341,723)   $    5,066,471

Stock options granted for
      services                                                          14,384                                              14,384

Stock purchase warrants issued
for services                                                            25,175                                              25,175

Purchase of treasury stock                                                            (110,543)                          (110,543)

Net income                                                                                                 39,648           39,648

                                  ------------    -----------    --------------    -------------    --------------    ------------
Balance - April 30, 2002           14,251,058    $    14,251    $   11,849,358    $   (526,399)    $  (6,302,075)   $    5,035,135
                                  ============    ===========    ==============    =============    ==============    ============






















The accompanying notes are an integral part of these financial statements.

                              Proginet Corporation
                      Statements of Cash Flows (Unaudited)

                                                                                         Nine months ended
                                                                                 ----------------------------------
                                                                                             April 30,
                                                                                 ----------------------------------
                                                                                     2002                     2001
                                                                                 --------------       -------------

Cash flows from operating activities
      Net income                                                              $         39,648    $         23,568
      Adjustments to reconcile net income to cash provided by
      operating activities
          Depreciation and amortization                                              1,387,246           1,384,651
          Provisions for (recovery of) bad debt allowance, net                          33,008            (37,889)
          Deferred maintenance revenue                                                (48,050)           (221,247)
          Deferred rent                                                               (11,584)               1,411
          Stock options and warrants issued for services                                39,559               9,583
          Changes in operating assets and liabilities
               Accounts receivable                                                     179,149              79,269
               Prepaid expenses                                                         18,108              16,635
               Installment account receivable                                        (235,500)
               Other assets                                                              3,221                   -
               Accounts payable and accrued expenses                                  (12,726)              30,429
                                                                                 --------------    ----------------

               Net cash provided by operating activities                             1,392,079           1,286,410
                                                                                 --------------    ----------------

Cash flows from investing activities
          Purchased software                                                          (60,000)         (1,333,946)
          Capitalized software development costs                                     (888,591)           (740,983)
          Purchase of property and equipment                                          (29,866)            (67,700)
                                                                                 --------------    ----------------

               Net cash used in investing activities                                 (978,457)         (2,142,629)
                                                                                 --------------    ----------------

Cash flows from financing activities
          Repayments of notes payable                                                 (37,251)            (41,908)
          Purchase of treasury stock                                                 (110,543)                   -
          Proceeds from the exercise of stock options                                        -              30,000
                                                                                 --------------    ----------------

               Net cash used in financing activities                                 (147,794)            (11,908)
                                                                                 --------------    ----------------

Net increase (decrease) in cash and cash equivalents                                   265,828           (868,127)

Cash and cash equivalents at beginning of the period                                   805,083           1,465,468
                                                                                 ---------------    ----------------

Cash and cash equivalents at end of the period                                $      1,070,911    $        597,341
                                                                                 ===============    ================


Supplemental information on non cash investing and financing activities

Capital lease obligation                                                      $         25,862    $              -
                                                                                 ==============    ================
Purchased software payable                                                    $         40,000    $              -
                                                                                 ==============    ================






The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (Unaudited)
1.   INTERIM FINANCIAL DATA
     The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for year ended July 31, 2001.

     These results for the period ended April 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   REVENUE RECOGNITION
     Revenue from the sale or license of software products is recognized when persuasive evidence of an arrangement exists, the software has been delivered, product customization is complete, the software's selling price is fixed or determinable and collection of the resulting receivable is probable. The license arrangements have original terms that generally range from one to six years. The Company has a standard business practice of entering into long-term installment contracts with customers. The Company has a history of enforcing the contract terms and successfully collecting under such arrangements, and therefore considers such fees fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable.

     The Company's sales arrangements require significant revenue recognition judgments, particularly in the area of collectibility. The assessment of collectibility is critical in determining whether or not revenue should be recognized in the current market environment. In addition, the Company's sales arrangements contain multiple elements such as software products and software maintenance. Revenue earned on such arrangements is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. For the nine months ended April 30, 2002, vendor specific objective evidence is limited to the price charged when the element is sold separately or, for an element not being sold separately, the price established by management having the relevant authority.

     In February 2002, the Company entered into a perpetual software license agreement with an existing customer amounting to approximately $509,000. The agreement provides for installment payments through July 2004. At April 30, 2002, the outstanding receivable relating to this agreement amounts to $385,500 and is due as follows:

             Due Date                                    License Fee
                                                         Installment
                                                          Receivable
             January 31, 2003                      $         150,000
             January 31, 2004                                140,000
             July 31, 2004                                    95,500
                                                          -----------
             Total                                 $         385,500
                                                          ===========

     Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract, typically one year.

     Cost of revenues primarily consists of product costs, amortization of capitalized software development costs and salaries and consulting fees relating to providing customer software support under maintenance contracts.

3.   ACCOUNTS RECEIVABLE
     The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of April 30, 2002 and July 31, 2001 there was an allowance for doubtful accounts of $40,000 and $77,000, respectively.

4.   RESEARCH AND DEVELOPMENT
     Research and development costs not capitalized in connection with a specific product are expensed in the period incurred. Such expenses are based on management's estimate of time spent and costs incurred in connection with research and development.

5.   CAPITALIZED SOFTWARE
     Capitalized software development costs consist of costs that are directly related to programmers and facilities that develop software which has reached technical feasibility. Software development costs capitalized during the nine months ended April 30, 2002 and 2001, amounted to $888,591 and $740,983, respectively. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic lives of the related products not to exceed five years and are reflected in the balance sheet net of accumulated amortization of $3,392,424 and $3,154,734 at April 30, 2002 and July 31, 2001, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

6.   TREASURY STOCK
     In September 2001, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 3, 2001 and will continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 3, 2002. The purchases will be made by the Company from time to time on the Canadian Venture Exchange ("CDNX") at the Company's discretion and are dependent on market conditions. For the nine months ended April 30, 2002, the Company purchased 315,500 shares of its common stock for aggregate consideration of $110,543.

7.   STOCK OPTIONS
     For the nine months ending April 30, 2002, the Board of Directors granted stock options under the 2000 Stock Option Plan to employees, directors and a consultant to purchase 413,000, 200,000 and 25,000 shares of common stock respectively, at exercise prices ranging from $.16 to $.37 for employees, $.26 and $.37 to the directors and $.16 to a consultant, which represents the fair market values of the underlying common stock on the date of grants. A charge to operations amounting to $12,084 and $2,300 during the nine months ended April 30, 2002, was recorded in connection with the option grants to a director and consultant, respectively.

8.   STOCK PURCHASE WARRANTS
     In the first quarter of fiscal 2001, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the CDNX and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vested upon regulatory approval of the agreement and the next 100,000 vested upon Proginet's stock price reaching $1.25. The next 250,000 would have vested, if and only if, two criteria were satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds.

     On December 28, 2001, the Company amended the MFI agreement. The amendment required the exchange of the remaining 250,000 unvested warrants (the original warrants), exercisable at $.54 per share with 125,000 fully vested warrants (the "exchanged warrants") exercisable at $.22, which represented the fair market value of the Company's common stock on the date of the amendment. A charge to operations amounting to $25,175 (as determined by Black-Scholes pricing model) was recorded by the Company during the nine months ended April 30, 2002 relating to the amendment.

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

     The following table sets forth the computation of basic and diluted income
     (loss) per share:

                                                        Three months ended                       Nine months ended
                                               --------------------------------------    -----------------------------------
                                                             April 30,                               April 30,
                                               --------------------------------------    -----------------------------------
                                                      2002                 2001               2002                2001
                                               -------------------     --------------    ----------------    ---------------


         Numerator:
         Net income (loss)                     $          227,067    $     (267,720)    $         39,648    $        23,568
                                                   ===============     ==============    ================    ===============
         Denominator:
         Weighted average number
               of common shares (basic)                 13,275,638           13,478,05  4     13,365,027         13,477,610
                                                  -----------------    ---------------    ---------------    ---------------

         Effect of dilutive securities:
         Stock Options                                     185,545                  -            146,595             16,717
         Warrants                                                -                  -                  -             32,338
                                                  -----------------    ---------------    ---------------    ---------------

                                                           185,545                  -            146,595             49,055
                                                  -----------------    ---------------    ---------------    ---------------

         Weighted average number
               of common shares (diluted)               13,461,183         13,478,054         13,511,622         13,526,665
                                                  =================    ===============    ===============    ===============

         Basic and diluted income (loss)
                per share                       $            0.02    $         (0.02)   $             -     $             -
                                                   ===============     ===============    ===============    ===============

     Excluded from the calculation of income (loss) per share are options and warrants to purchase 1,906,500 and 1,886,933 shares of the Company's common stock for the three and nine months ended April 30, 2002, as compared to 2,251,800 and 1,079,800 shares for the three and nine months ended April 30, 2001, as their inclusion would have been antidilutive.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     REVENUES
     Revenues for the quarter ended April 30, 2002 amounted to $ 1,668,519, representing an increase of $416,846, or 33.3%, compared to revenues of $1,251,673 for the quarter ended April 30, 2001. Revenues for the nine months ended April 30, 2002 amounted to $4,710,547, representing an increase of $352,365, or 8.1%, compared to revenues of $4,358,182 for the nine months ended April 30, 2001.

     Software sales and license revenues for the three months ended April 30, 2002 amounted to $700,668 representing an increase of $346,456, or 97.8%, compared to software sales and license revenues of $354,212 for the three months ended April 30, 2001. Software sales and license revenues for the nine months ended April 30, 2002 amounted to $1,999,295, representing an increase of $40,011, or 2% compared to software sales and license revenues of $1,959,284 for the nine months ended April 30, 2001. The increase in software sales and license revenues for the three and nine months ended April 30, 2002 compared to the prior year period is primarily due to the Company entering into an enterprise software license agreement with an existing customer amounting to $509,130. At April 30, 2002, the outstanding receivable relating to this agreement amounts to $385,500 and is due as follows:

                Due Date                                License Fee
                                                        Installment
                                                         Receivable
                January 31, 2003                  $         150,000
                January 31, 2004                            140,000
                July 31, 2004                                95,500
                                                         -----------
                Total                             $         385,500
                                                         ===========

     Software maintenance fees for the three months ended April 30, 2002 amounted to $952,851, representing an increase of $89,012, or 10.3%, compared to software maintenance fees of $863,839 for the three months ended April 30, 2001. Software maintenance fees for the nine months ended April 30, 2002 amounted to $2,674,227, representing an increase of $360,622 or 15.6%, compared to software maintenance fees of $2,313,605 for the nine months ended April 30, 2001. The increase in maintenance fees from the prior year periods is attributable to an increase in licenses for the Company's products and the acquisition in November 2000 of certain software products from SureFire Commerce Inc.

     Other revenues for the three months ended April 30, 2002, amounted to $15,000, representing a decrease of $18,622 or 55.4% compared to $33,622 for the three months ended April 30, 2001. Other revenues for the nine months ended April 30, 2002 amounted to $37,025, representing a decrease of $48,268, or 56.6%, compared to $85,293 for the nine months ended April 30, 2001. This category of revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers. Consequently, consulting revenue can vary considerably from period to period.

     COST OF REVENUES

     Cost of revenues for the three months ended April 30, 2002 amounted to $572,068, representing a decrease of $105,645 or 15.6%, compared to cost of revenues of $677,713 for the three months ended April 30, 2001. Cost of revenues for the nine months ended April 30, 2002 amounted to $2,122,973, representing an increase of $266,965, or 14.4% compared to the cost of revenues of $1,856,008 for the nine months ended April 30, 2001. The decrease in cost of revenues for the three months ended April 30, 2002 is attributable to a decrease in amortization expense related to purchased software that have been fully amortized this year, a reduction of technical support costs and a decrease in distributor commission related costs. The increase in cost of revenues for the nine months ended April 30, 2002 is attributable to an increase in amortization expense related to purchased and developed software available for sale and costs related to distributor support of indirect sales.

     OPERATING EXPENSES

     Research and development expenses for the three months ended April 30, 2002 amounted to $39,318, representing a decrease of $72,133 or 64.7%, compared to research and development expenses of $111,451 for the three months ended April 30, 2001. Research and development expenses for the nine months ended April 30, 2002 amounted to $187,435, representing a decrease of $185,232, or 49.7% compared to the research and development expenses of $372,667 for the nine months ended April 30, 2001. The decrease in research and development expenses for the three and nine month periods ended April 30, 2002, compared to the prior periods, is primarily due to increased resources allocated to completing capitalizable projects which were researched and developed in the prior year.

     Selling and marketing expenses for the three months ended April 30, 2002 amounted to $305,461 representing an increase of $78,706 or 34.7%, compared to selling and marketing expenses of $226,755 for the three months ended April 30, 2001. Selling and marketing expenses for the nine months ended April 30, 2002 amounted to $818,088, representing an increase of $81,937, or 11.1% compared to the selling and marketing expenses of $736,151 for the nine months ended April 30, 2001. The increase in sales and marketing expenses for the three and the nine months ended April 30, 2002, compared to the prior year periods, is primarily due to an increase in sales and marketing salaries to support the Company's future growth and implementation of the Company's marketing strategies offset by a decrease in outside sales lead generation programs discontinued in fiscal 2002.

     General and administrative expenses for the three months ended April 30, 2002 amounted to $526,888 representing an increase of $16,688, or 3.3%, compared to general and administrative expenses of $510,200 for the three months ended April 30, 2001. General and administrative expenses for the nine months ended April 30, 2002 amounted to $1,552,581 representing an increase of $150,170, or 10.7%, compared to general and administrative expenses of $1,402,411 for the nine months ended April 30, 2001. The increase in general and administrative expenses for the three and nine months ended April 30, 2002, compared to the corresponding periods in the prior fiscal year, is principally due to an increase in general and administrative payroll and payroll related expenses for expanded staffing levels to support the future growth of the Company's business and an increase in bad debt expense as a result of a bad debt recovery in the prior year offset slightly by a decrease in professional fees due to the registration of the Company's securities with the United States Securities and Exchange Commission in September 2000.

     OTHER INCOME

     Interest income amounted to $2,283 and $10,178 for the three month and nine month periods ended April 30, 2002 compared to $7,058 and $32,553 for the three and nine month periods ended April 30, 2001. This decrease is primarily due to lower interest income generated from a lower average cash and cash equivalents balance as well as a lower return that the present investment tools can generate in fiscal 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its fiscal 2002 and 2001 operations primarily from working capital and operating results. At April 30, 2002, the Company had cash and cash equivalents of $1,070,911 and a working capital deficit of $245,788, compared to cash and cash equivalents of $805,083 and working capital deficit of $431,208 at July 31, 2001. The decrease in the working capital deficit is due to an increase in cash and cash equivalents compared to July 31, 2001 due to cash payments made of $1,333,946 in fiscal 2001 for the acquisition of certain software products from SureFire Commerce Inc.

     Operating activities provided cash of $1,392,079 and $1,286,410 for the nine months ended April 30, 2002 and 2001, respectively. Net cash provided by operating activities for the nine months ended April 30, 2002 and 2001, was primarily due to charges incurred by the Company for depreciation and amortization and the net results generated by the Company in both periods.

     Investing activities used cash of $978,457 and $2,142,629 for the nine months ended April 30, 2002 and 2001, respectively. Net cash used in investing activities was primarily due to the capitalization of software development costs for the nine months ended April 30, 2002 and 2001 and the acquisition of certain software products from SureFire Commerce Inc. for the nine months ended April 30, 2001.

     Financing activities used cash of $147,794 and $11,908 for the nine months ended April 30, 2002 and 2001, respectively. The Company used cash in financing activities primarily as a result of purchases of treasury stock pursuant to the Company's stock repurchase program during the nine months ended April 30, 2002 and the repayment of a note payable.

     In January 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of April 30, 2002, the Company has not borrowed against this line of credit. The line of credit expires on September 20, 2002.

     In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires on May 31, 2003. As of April 30, 2002, the Company has not borrowed against this line of credit.

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


DATE:  ___________________



                                         PROGINET CORPORATION




                                         --------------------------------------
                                         Kevin M. Kelly, President and
                                         Chief Executive Officer






                                         --------------------------------------
                                         Debra A. DiMaria
                                         Chief Financial and Accounting Officer