Form 10KSB
period 2002-07-31
PROGINET CORP
filed 2002-09-18
CIK 934868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2002

[   ]    Transition  report  pursuant  to section 13 or 15(d) of the  Securities
         Exchange  Act of 1934 for the  transition period from ______ to _______

                         COMMISSION FILE NUMBER 0-28008
                                                -------

                              PROGINET CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       11-3264929
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

200 Garden City Plaza, Garden City, New York               11530
--------------------------------------------     -------------------------------
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

Yes  X     No ___
   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for its most recent fiscal year $6,562,576.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of August 16, 2002 was approximately $1,578,306. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 13,152,554 shares of Common Stock outstanding at August 16, 2002.

Transitional Small Business Disclosure Format:

Yes     No X
   ----    -----

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Property...............................................6

Item 3.  Legal Proceedings.....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders...................7

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............8

Item 6.  Management's Discussion and Analysis or Plan of Operation.............9

Item 7.  Financial Statements.................................................13

Item 8.  Changes In And Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................31

                                PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons, Compliance with Section 16 (a) of the Exchange Act..........32

Item 10. Executive Compensation...............................................32

Item 11. Security Ownership of Certain Beneficial Owners and Management.......32

Item 12. Certain Relationships and Related Transactions.......................32

Item 13. Exhibits and Reports on Form 8-K.....................................33

         Signatures...........................................................34

         Certification .......................................................35

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

Proginet Corporation (Proginet or the Company) is a leading global enterprise software company. Proginet's software solutions allow our customers to manage the various components and technologies within their information technology (IT) systems, which span every business sector of the economy. The Company's products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key business partners. The Company sells its products in the U.S. through its telemarketing and sales force and internationally directly and indirectly through distributors, and through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia. The Company's stock is traded on the OTC Bulletin Board under the symbol PRGF. The Company's stock also trades on the TSX Venture Exchange, listed as PRF.U.

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

In 2002, Proginet introduced the SecurPass Reset product, allowing users to reset their own passwords by answering a set of questions previously selected and answered by users. This capability eliminates the users' dependency on the "Help Desk" reducing both cost and time delay in accessing systems.

Proginet believes enterprises must simplify and consolidate their security administration functions, as a first step to regaining and keeping control over their information technology environments.

STRATEGY

Proginet's strategy has been and continues to be to develop security software applications that are state-of-the-art technology applications for information movement and password management. Proginet implements its strategy by investing in a highly qualified and motivated research and development team, that produces and brings to market unique and creative products geared to the security software requirements of large enterprises. Such technology includes encryption and management features to assure secure access to systems and reliable transfers.

Proginet is a leading vendor providing secure information management software to the Financial Services and Healthcare Industries worldwide and other enterprises which benefit from our technologies. Proginet's technology provides comprehensive features and capabilities to assure compliance with all laws, regulations and standards appropriate for these industries - generating, cost effective, efficient, scalable, reliable and secure infrastructure to move, manage, protect and secure these enterprises most important asset - their data.

The driving force behind Proginet's Strategy is the absolute dedication and commitment to fully utilize Proginet's expertise, background, and core competencies in the critical area of security related to data movement and control. These competencies have resulted in Proginet's development of the Security and Information Exchange Architecture for the Global Enterprise (SIEA) Model. This model is one of the most comprehensive data movement and security models ever introduced in the software industry - in the instant access world of the Internet.

The SIEA model offers a technology "road map" and provides a master control system for data with a "Data Wall" of protection to secure and protect the access to and movement of enterprise data - anywhere, anytime and anyhow - with industry standards for compliance and control.

Proginet's roadmap provides a logical and orderly migration path - and evolutionary approach - to building and managing a total infrastructure for data movement. The roadmap also defines the deployment strategies and phases of deployment required to achieve a secure data integration environment.

The SIEA Model capitalizes on Proginet's position as, a multi-vendor, multi-protocol, multi-standards software innovator. Proginet steps in where other vendors leave off, and provides the standardized integration of disparate architectures, to empower large complex enterprises to seamlessly integrate their myriad of computing platforms and applications for a totally open and standards based infrastructure. The global enterprise must have a standard infrastructure that can be modified and/or changed as their business requirements evolve and change. The constraints, and restrictions of the old "legacy" approach or the "uncontrolled" distributed approach will not suffice in today's anytime, anywhere, anyway environment.

Since the advent of the mini-computer, where organizations began distributing their data processing and their data, the enterprise model has become incredibly more complex. Security, data integrity, reliability, scalability, disaster recovery, and so many other issues have made it increasingly more difficult for organizations to keep up with their customer demands and regulatory obligations. Achieving a reasonable profitability and return on investments is a much more difficult challenge.

Proginet's SIEA Model addresses all of the major requirements of the large global enterprises which have worldwide-distributed information processing configurations. The SIEA Model provides for major functionality for data movement and security through Proginet software. Proginet's software architecture also provides for standards compliance and deployment and provides for full integration to the extensive software tools and applications deployed or to be deployed throughout the Global Enterprises. The SIEA Model is a superior solution for all global enterprises.

SALES AND MARKETING

Proginet's sales strategy is comprised of four sales models: direct sales in the U.S.; indirect sales in the U.S. through distributors; indirect domestic and international sales through distribution partners in over 30 countries around the world; and alliances with partners who integrate Proginet's technology with their technology and sell the combined product(s). This last model is commonly referred to as OEM.

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

The indirect international sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales. Therefore, distributor partnerships are established in local markets (countries) and Proginet commits significant resources to train and support distributors to sell Proginet software in their countries. The distributors' role is to act as agents, make the marketplace aware of Proginet's technology and explain how the technology can be used in their business environments. Proginet supports the distributors with authorized assistance and support, customer installations and training whenever necessary. Distributors are typically compensated at a commission rate of 25% to 50% based upon their level of effort, resources assigned, and commitment to closing sales.

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

Proginet's marketing strategy is centered on communicating the Company's message for corporate visibility to investors and the Company's product solutions to the marketplace. The corporate visibility program is centered upon an investor relations program, which provides communications on corporate activities to investors, and a corporate awareness program, which includes among other items, a quarterly news update of corporate information to investors.

Proginet's product marketing strategy includes a comprehensive program that identifies market needs, positions Proginet's product messages to address these needs, and pursues several methods to deliver Proginet's message to the identified target audiences. The methods include trade press coverage, trade shows, industry conference participation and targeted direct mail campaigns. Additionally, Proginet pursues specific vertical markets, including healthcare and financial services, with programs designed specifically for these vertical markets.

CUSTOMERS

Proginet has established a worldwide user base of more than 600 companies in over 30 countries engaged in the financial, telecommunications, healthcare, government, and other industry sectors. No one customer represented 10% or more of Proginet's revenues during the past two fiscal years.

SUPPLIERS

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

EMPLOYEES

As of July 31, 2002, Proginet had 45 full-time salaried employees and three consultants on retainer. The Company believes its relations with its employees are satisfactory.

COMPETITION

The enterprise management software business is highly competitive. Many of our competitors including IBM, Computer Associates and Sterling Commerce, as well as large computer manufacturers such as Sun and HP, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that the key criteria considered by potential purchasers of our products are as follows: the operational advantages and cost savings provided by our products; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser's existing systems; ease of product installation and use; quality of support and product documentation; and the experience and financial stability of the vendor.

GOVERNMENT REGULATION

Proginet has received authorization from the United States Commerce Department to export strong encryption that will ensure the security of critical business information transferred worldwide via the Internet. Other than this authorization, the Company is not subject to direct regulation by any government agency, other than regulations applicable to businesses in general.

INTELLECTUAL PROPERTY

Proginet does not possess any patents. Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights. Proginet has registered the trademarks IND$File, TCS and TransAccess in the United States. These trademarks are considered significant in the protection of the Company's technology. The Company believes that its source code and its product designs are best protected by the Company's Employee Confidential Information and Non-Competition Agreement. In addition, Proginet owns most of the Internet domain names for its products.

RESEARCH AND DEVELOPMENT ACTIVITIES

During the years ended July 31, 2002 and 2001, Proginet spent $246,968 and $481,188, respectively, on research and development activities.

ITEM 2.       DESCRIPTION OF PROPERTY

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where a majority of its employees are located. At present, a second facility located in Chicago, Illinois, which had served as a development lab, is subleased to another party for monthly rent payments ranging from $7,365 to $7,600, until the lease expiration.

----------------------------------- ------------------ --------------- ---------------------- --------------
                                                                                                 Current
Description                             Location         Square Ft.      Lease Expiration      Annual Cost
----------------------------------- ------------------ --------------- ---------------------- --------------
Headquarters                        Garden City, NY             9,804  February 28, 2006           $222,593
----------------------------------- ------------------ --------------- ---------------------- --------------
Subleased to another Tenant         Chicago, IL                 6,068  December 31, 2002           $12,136*
----------------------------------- ------------------ --------------- ---------------------- --------------
* Amount is net of related sublease revenue.


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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Proginet's common stock is listed on the TSX Venture Exchange ("TSX Venture"), formerly the Canadian Venture Exchange ("CDNX"), under the symbol PRF.U. The ".U" extension indicates that these shares are traded in U.S. dollars. The
Toronto Stock Exchange acquired CDNX, through an internal reorganization was renamed the TSX group of companies, which collectively manages all aspects of Canada's senior and junior capital markets. TSX are the initials attached to the core business of the TSX group of companies: Toronto Stock Exchange, TSX Venture Exchange and TSX Markets.

In September 2000, Proginet common stock also began trading on the OTC Bulletin Board ("OTC-BB") under the symbol PRGF.

The following table shows the high and low bid information, in U.S. dollars, of Proginet's common stock on the OTC-BB for each quarter within the last two fiscal years:

------------------------------------------------ ----------- --------------
Quarter Ended                                    High        Low
------------------------------------------------ ----------- --------------
July 31, 2002                                    $0.36       $0.13
------------------------------------------------ ----------- --------------
April 30, 2002                                   $0.40       $0.22
------------------------------------------------ ----------- --------------
January 31, 2002                                 $0.43       $0.22
------------------------------------------------ ----------- --------------
October 31, 2001                                 $0.48       $0.14
------------------------------------------------ ----------- --------------
July 31, 2001                                    $0.52       $0.17
------------------------------------------------ ----------- --------------
April 30, 2001                                   $0.65       $0.28
------------------------------------------------ ----------- --------------
January 31, 2001                                 $0.75       $0.28
------------------------------------------------ ----------- --------------
October 31, 2000                                 $0.70       $0.45
------------------------------------------------ ----------- --------------

The following table shows the high and low bid information, in U.S. dollars, of Proginet's common stock on the TSX Venture for each quarter within the last two fiscal years:

------------------------------------------------ ----------- --------------
Quarter Ended                                    High        Low
------------------------------------------------ ----------- --------------
July 31, 2002                                    $0.29       $0.11
------------------------------------------------ ----------- --------------
April 30, 2002                                   $0.55       $0.20
------------------------------------------------ ----------- --------------
January 31, 2002                                 $0.45       $0.25
------------------------------------------------ ----------- --------------
October 31, 2001                                 $0.30       $0.11
------------------------------------------------ ----------- --------------
July 31, 2001                                    $0.43       $0.17
------------------------------------------------ ----------- --------------
April 30, 2001                                   $0.65       $0.32
------------------------------------------------ ----------- --------------
January 31, 2001                                 $0.51       $0.30
------------------------------------------------ ----------- --------------
October 31, 2000                                 $0.90       $0.43
------------------------------------------------ ----------- --------------


Proginet's stock is held by approximately three hundred holders of record.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

 In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income from operations, and net income, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition and capital software development costs. These policies are described in detail below. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently relate to revenues in a particular period, as the data upon which the assumptions and estimates were made by management may change. For example, the current economic slowdown has resulted in reduced information technology spending that has caused customers to delay and reduce purchasing decisions. Accordingly, it may be harder to close contracts with customers, the size of the transactions may decrease, and many of our license contracts are pushed to the very end of the quarter, making it difficult for us to forecast revenues for the quarter, and adjust spending to respond to variations in revenue growth during the quarter, all of which may adversely affect our business, financial condition and results of operations.

REVENUE RECOGNITION

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on the ratable basis, as required by SOPs 97-2 and 98-9. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Probability of collection is based upon our assessment of the customer's financial condition through review of their current financial statements or credit reports. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Revenues from license and maintenance transactions that include extended payment terms are generally recognized in the same manner as those requiring current payment. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

A customer typically prepays maintenance revenues for the first 12 months and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants ("AICPA") and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial conditions and results of operations.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

We capitalize our software development costs when the projects under development reach technological feasibility as defined by Financial Accounting Standard ("FAS") No. 86, and amortize these costs over the products' estimated useful lives. Under FAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by FAS No. 86 requires that we estimate future cash flows to be generated by the products and to use judgment in quantifying the appropriate amount to write off, if any. Actual cash flows and amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs.

FISCAL PERIODS ENDED JULY 31, 2002 AND JULY 31, 2001

Total revenues for the year ended July 31, 2002 amounted to $6,562,576, representing an increase of $923,679, or 16.4% compared to revenues of $5,638,897 for the year ended July 31, 2001. Software license revenues increased by $403,596, or 16.5%, to $2,847,885. The increase in software sales and license revenues compared to the prior year was primarily due to an increase in enterprise license transactions and an increase in license upgrade fees during fiscal 2002.

Software maintenance fees increased by $487,351, or 15.7% to $3,596,666 compared to fiscal 2001 software maintenance fees of $3,109,315. The increase in software maintenance fees is principally attributable to the continued growth in the base of the Company's installed products and the processing computer capacity on which the software runs, in addition to maintenance revenue generated from the acquisition of certain software products from SureFire Commerce Inc. ("Surefire") in fiscal 2001.

Other revenues amounted to $118,205 in fiscal 2002 compared to $85,293 for fiscal 2001. In fiscal 2002, $60,000 is attributable to services rendered in connection with product customization for an OEM partner established in May 2002. Typically, these revenues are related to ad-hoc consulting services that are provided in response to requests for support of existing customers. Consequently, this revenue can vary considerably from year to year.

Cost of revenues increased from $2,584,524 to $2,861,518 or 10.7%, resulting from an increase in costs related to distributor support of indirect sales due to an increase in revenues generated during fiscal 2002.

Operating expenses increased to $3,516,082 from $3,313,305, an increase of $202,777, or 6.1%, in fiscal 2002 compared to fiscal 2001. This increase is a combined result of a 19.9% increase of $183,873 in selling and marketing expenses, a 13.3% increase or $253,124 in general and administrative expenses, and a 48.7% decrease or $234,220 in research and development expenses. The increase in selling and marketing expenses compared to the prior year is primarily due to an increase in sales and marketing salaries and the implementation of the Company's marketing strategies to support the Company's growth. The increase in general and administrative expenses compared to the prior year is principally due to an increase in general and administrative payroll and payroll related expenses for expanded staffing levels to support the future of the Company's business and an increase in bad debt expense as a result of a bad debt recovery in the prior year offset slightly by a decrease in professional fees due to the registration of the Company's securities with the United States Securities and Exchange Commission in September 2000 and a decrease in depreciation expense for assets which have been fully depreciated during fiscal 2002. The decrease in research and development expenses is primarily due to increased resources allocated to completing capitalizable projects which were researched and developed in the prior year.

Interest income amounted to $11,638 and $34,772 in fiscal 2002 and 2001, respectively. This decrease is primarily due to lower interest income generated from a lower average cash and cash equivalents balance as well as a lower rate of return in fiscal 2002.

The Company reported a net income of $196,614 for 2002 compared to a net loss of $226,126 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002, the Company had a cash and cash equivalent balance of $1,060,231 and a working capital deficit of $85,297 compared to $805,083 of cash and cash equivalents and working capital deficit of $431,208 at July 31, 2001. The decrease in the working capital deficit is primarily attributable to an increase in cash and cash equivalents compared to July 31, 2001, principally due to cash payments made in fiscal 2001 for the acquisition of certain software products from SureFire Commerce Inc ("SureFire") and an increase in trade and installment accounts receivable resulting from an increase in revenues generated in fiscal 2002.

Operating activities provided cash of $1,671,841 and $1,750,066 at July 31, 2002 and 2001, respectively. The decrease of $78,225 in net cash provided by operating activities is primarily due to an increase in trade and installment accounts receivable at July 31, 2002 due to the increase in software sales and license revenues and maintenance revenues in fiscal 2002, a decrease in depreciation and amortization for assets which have been fully expensed in fiscal 2002 offset slightly by the improved operations of the Company in fiscal 2002. Investing activities used cash of $1,262,978 and $2,384,574 for the years ended July 2002 and 2001, respectively. The decrease in net cash used was due to the acquisition of certain software products from SureFire amounting to $1,333,946 in fiscal 2001. Financing activities used net cash of $153,715 as compared to using net cash of $25,877 in fiscal 2001 representing an increase of $127,838 primarily due to the purchase of treasury stock in fiscal 2002.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of July 31, 2002, the Company has not borrowed against this line of credit. In July 2002, the Company extended its line of credit agreement to September 30, 2003.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2003. As of July 31, 2002, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS No. 143 will not have a material impact in the Company's results of operations or financial position.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. This statement is not applicable to goodwill or intangible assets that are not being amortized, and certain other long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of FAS No. 144 will not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued FAS No. 145, "Rescission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections". This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, FAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubsrantive corrections to authoritative accounting literature. The rescission of FAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of FAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS No. 145 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of FAS No. 145 will not have a material impact on its results of operations or financial position.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of FAS No. 146 will not have a material impact on its results of operations or financial position.

ITEM 7.       FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants                           14

Balance Sheets as of July 31, 2002 and 2001                                  15

Statements of Operations for the years ended July 31, 2002 and 2001          16

Statements of Stockholders' Equity for the years ended
July 31, 2002 and 2001.                                                      17

Statements of Cash Flows for the years ended July 31, 2002 and 2001          18

Notes to Financial Statements                                                19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    PROGINET CORPORATION


We have audited the accompanying balance sheets of Proginet Corporation as of July 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP


Melville, New York
August 27, 2002

                              PROGINET CORPORATION
                                 Balance Sheets

                                                                                           July 31,
                  ASSETS                                                           2002                 2001
                                                                             ---------------        ------------
Current assets
          Cash and cash equivalents                                          $    1,060,231        $    805,083
          Trade and installment accounts receivable, net                            807,897             590,053
          Prepaid expenses                                                           40,299              34,622
                                                                             --------------        ------------
                               Total current assets                               1,908,427           1,429,758
                                                                             --------------        ------------

Installment accounts receivable, due after one year                                 303,833                   -
Property and equipment, net                                                         175,142             265,020
Capitalized software development costs, net                                       3,811,959           3,734,286
Purchased software, net                                                           1,071,160           1,584,212
Other assets                                                                         44,733              47,953
                                                                             --------------        ------------
                                                                             $    7,315,254        $  7,061,229
                                                                             ==============        ============

          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
          Current portion of notes payable                                   $            -        $     37,251
          Accounts payable and accrued expenses                                     376,248             344,271
            Purchased software payable                                                    -             100,000
          Current portion of obligation under capital lease                           7,965                   -
          Deferred revenue                                                        1,609,511           1,379,444
                                                                             --------------        ------------
                               Total current liabilities                          1,993,724           1,860,966
                                                                             --------------        ------------

Deferred rent                                                                       117,451             133,792
Long term obligation under capital lease                                             15,617                   -
                                                                             --------------        ------------
                                                                                  2,126,792           1,994,758
                                                                             --------------        ------------

Stockholder equity
          Preferred stock, $.01 par value, 10,000,000 shares authorized,
              none issued                                                                 -                   -
          Common stock, $.001 par value, 40,000,000 shares authorized,
               14,251,058 shares issued in 2002 and 2001, respectively               14,251              14,251
          Additional paid-in capital                                             11,849,358          11,809,799
          Treasury stock, 1,098,504 and 773,004 shares, at cost,
                in 2002 and 2001, respectively                                     (530,038)           (415,856)
          Accumulated deficit                                                    (6,145,109)         (6,341,723)
                                                                             --------------        ------------
                               Total stockholders' equity                         5,188,462           5,066,471
                                                                             --------------        ------------

                                                                             $    7,315,254        $  7,061,229
                                                                             ==============        ============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            Statements of Operations

                                                                                            July 31,
                                                                                   2002                    2001
                                                                           ---------------------    -------------------
Revenues
        Software sales and licenses                                  $          2,847,885         $          2,444,289
        Software maintenance fees                                               3,596,666                    3,109,315
        Other                                                                     118,025                       85,293
                                                                           ---------------               --------------
                                                                                6,562,576                    5,638,897

Cost of revenues                                                                2,861,518                    2,584,524
                                                                           ---------------               --------------

        Gross profit                                                            3,701,058                    3,054,373
                                                                           ---------------               --------------

Operating expense
        Research and development                                                  246,968                      481,188
        Selling and marketing                                                   1,108,070                      924,197
        General and administrative                                              2,161,044                    1,907,920
                                                                           ---------------               --------------
                                                                                3,516,082                    3,313,305
                                                                           ---------------               --------------

               Income (loss) from operations                                      184,976                     (258,932)

Other income (expense)
        Interest income                                                            11,638                       34,772
        Other, net                                                                      -                       (1,966)
                                                                           ---------------               --------------


Net income (loss)                                                    $            196,614         $           (226,126)
                                                                           ===============               ==============


Basic and diluted income (loss) per common share                     $               0.01         $              (0.02)
                                                                           ===============               ==============

Weighted average common shares outstanding - basic                             13,311,623                   13,477,721
                                                                           ===============               ==============

                                                                               13,453,356                   13,477,721
Weighted average common shares outstanding - diluted
                                                                           ===============               ==============


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                       Statements of Stockholders' Equity
                       Years ended July 31, 2002 and 2001

                                                                        Additional                      Accum-
                                                                         paid- in       Treasury        ulated
                                                Common stock             capital          stock         deficit          TOTAL
                                       ------------------------------  -------------   ------------  --------------   ------------
                                          Shares            Amount
                                       -------------     ------------
Balance - August 1, 2000                 14,211,058      $   14,211     $ 11,770,256   $ (415,856)     $ (6,115,597)   $ 5,253,014
                                         ----------      ----------     ------------   ----------      ------------    -----------

Exercise of stock options                    40,000               40         29,960              -                -         30,000

Stock purchase warrants issued                    -                -          9,583              -                -          9,583

Net loss                                                                                                   (226,126)      (226,126)
                                         ----------      ----------     ------------   ----------      ------------    -----------
Balance - July 31, 2001                  14,251,058           14,251     11,809,799      (415,856)       (6,341,723)     5,066,471

                                                                                          (114,182)                       (114,182)

Purchase of treasury stock

Stock purchase warrants issued for
services                                                                     25,175                                         25,175

Stock options granted for services                                           14,384                                         14,384

Net income                                                                                                 196,614         196,614
                                         ----------      ----------     ------------   ----------      ------------    -----------
Balance - July 31, 2002                  14,251,058      $   14,251     $ 11,849,358   $ (530,038)     $ (6,145,109)   $ 5,188,462
                                         ==========      ==========     ============   ==========      ============    ===========



The accompanying notes are an integral part of these financial statements.

                                                  PROGINET CORPORATION
                                                Statements of Cash Flows

                                                                                  Year ended July 31,
                                                                                2002                2001
                                                                          --------------       ------------

Cash flows from operating activities
      Net income (loss)                                                 $         196,614  $        (226,126)
      Adjustments to reconcile net income (loss) to cash
      provided by operating activities
          Depreciation and amortization                                         1,754,099          1,908,583
          Provision for  (recovery  of) bad debt  allowance, net                   33,008            (30,889)
          Deferred maintenance revenue                                            190,067             48,851
          Deferred rent                                                           (16,341)             4,625
          Stock options and warrants issued for services                           39,559              9,583
          Changes in operating assets and liabilities
               Trade and installment accounts receivable, net                    (554,685)            71,792
               Prepaid expenses and other current assets                           (5,677)            (7,532)
               Other assets                                                         3,220             (2,252)
               Accounts payable and accrued expenses                               31,977            (26,569)
                                                                        -----------------  -----------------

               Net cash provided by operating activities                        1,671,841          1,750,066

Cash flows from investing activities
          Purchased software                                                      (60,000)        (1,333,946)
          Capitalized software development costs                               (1,168,435)          (974,082)
          Purchase of property and equipment                                      (34,543)           (76,546)
                                                                        -----------------  -----------------
               Net cash used in investing activities                           (1,262,978)        (2,384,574)

Cash flows from financing activities
          Repayment of notes payable                                              (37,251)           (55,877)
          Purchase of treasury stock                                             (114,182)
          Proceeds from exercise of stock options                                                     30,000
          Principal payments under capital lease obligation                        (2,282)                 -
                                                                        -----------------  -----------------
               Net cash used in financing activities                             (153,715)           (25,877)

Net increase (decrease) in cash and cash equivalents                              255,148           (660,385)

Cash and cash equivalents at beginning of the year                                805,083          1,465,468
                                                                        -----------------  -----------------

Cash and cash equivalents at end of the year                            $       1,060,231  $         805,083
                                                                        =================  =================



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


(1)           NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
Proginet Corporation ("Proginet" or "the Company") is a leading global enterprise software company. Proginet's software solutions allow our customers to manage the various components and technologies within their information technology (IT) systems, which span every business sector of the economy. The Company's products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key business partners. The Company sells its products in the U.S. through its telemarketing and sales force and internationally directly and indirectly through distributors, and through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia. The Company's stock is traded on the OTC Bulletin Board under the symbol PRGF. The Company's stock also trades on the TSX Venture Exchange, listed as PRF.U.

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

When software licenses contain multiple elements, the Company allocates revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract, typically one year.

Cost of revenues primarily consists of product costs, distributor commissions, amortization of capitalized software development costs and salaries and consulting fees relating to providing customer software support under maintenance contracts.

In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At July 31, 2002, the outstanding receivables related to these agreements amount to $488,000 and are due as follows:
                                                           License fee
                                                           installment
           Year ended                                      receivable
      ----------------------                              -------------
             July 31, 2003                         $           184,167
             July 31, 2004                                     303,833
                                                          -------------
             Total                                 $           488,000
                                                          =============
         ACCOUNTS RECEIVABLE
The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts. As of July 31, 2002 and 2001, there was an allowance for doubtful accounts of $40,000 and $77,000, respectively.

         PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using a straight-line method over the assets' useful lives, which is generally five years. Leasehold improvements are amortized over the lesser of the economic life of the asset, which is generally five years or the lease term. Accelerated methods of depreciation are used for tax purposes. Property and equipment is retired from the balance sheet when fully depreciated.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the Company's financial instruments, consisting of cash and cash equivalents, trade and installment accounts receivable, accounts payable and accrued expenses, notes payable and deferred revenues approximate their carrying values in the financial statements because of the short-term maturity of these instruments.

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

                             JULY 31, 2002 AND 2001

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

Amortization of capitalized software development costs, included in cost of revenues, and amounting to $1,090,762 and $973,508 for fiscal 2002 and 2001, respectively, is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product.

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $3,645,458 and $3,154,734 at July 31, 2002 and 2001, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

         ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company measures stock-based awards using the intrinsic value method. As described in Note 9, pro-forma disclosure of the effect of net income (loss) and net income (loss) per common share has been computed as if the fair value- based method had been applied in measuring compensation expenses.

         EARNINGS (LOSS) PER SHARE
Basic income  (loss) per common share ("EPS") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:

                                                        Year ended
                                                         July 31,
                                               ------------------------------
                                                  2002               2001
                                               ------------      ------------
Numerator
     Net income (loss)                     $       196,614  $       (226,126)
                                               ============     =============
Denominator
     Weighted average number
       of common shares (basic)                 13,311,623        13,477,721
                                               ------------     -------------
     Effect of dilutive securities:
        Stock options                              141,733                 -
                                               ------------     -------------
     Weighted average number
       of common shares (diluted)               13,453,356        13,477,721
                                               ============     =============
Basic and diluted income (loss)
       per share                           $          0.01  $          (0.02)
                                               ============     =============

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

Potential common shares of 2,110,700 and 2,143,800 at July 31, 2002 and 2001, respectively from stock options and warrants are excluded in computing basic and diluted net loss per share for fiscal 2002 and 2001, respectively as their effects would be antidilutive.

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

         STATEMENT OF CASH FLOWS AND LIQUIDITY
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents, amounting to $694,074 and $308,262 at July 31, 2002 and 2001, respectively, consisted of a liquid reserve mutual fund. No interest payments were made during the years ended July 31, 2002 and 2001. There were no income taxes paid during the years ended July 31, 2002 and 2001. Equipment acquired under capital lease was $25,864 in fiscal 2002.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

         RECENT ACCOUNTING PRONOUNCEMENTS
In July 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of FAS No. 143 will not have a material impact in the Company's results of operations or financial position.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. This statement is not applicable to goodwill or intangible assets that are not being amortized, and certain other long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of FAS No. 144 will not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued FAS No. 145, "Rescission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections". This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, FAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubsrantive corrections to authoritative accounting literature. The rescission of FAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of FAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS No. 145 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of FAS No. 145 will not have a material impact on its results of operations or financial position.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. FAS 146 is effective for exit or disposal activities that are

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

initiated after December 31, 2002. Management believes that the adoption of FAS No. 146 will not have a material impact on its results of operations or financial position.

(2)           ACQUISITIONS

On December 17, 1996, the Company acquired its TransAccess software product line from Microsoft, which enables transaction processing across a diverse range of platforms within the enterprise network. The Company received an existing software product and assumed maintenance contracts with deferred revenue of $324,246 on the date of acquisition. The purchase price consisted of 100,000 shares of common stock issued at closing, which were not tradable until June 1998, and $2.1 million of common stock to be issued in October 1998 (the number of shares issued was to be based on the average price of the common stock during the twenty days prior to the payment date), which become tradable from two to three years after the closing date. The fair value of the 100,000 shares of common stock and shares subsequently issuable, based on an independent appraisal, was $246,000 and $1,170,000, respectively. The total cost of the acquired product and technology was $1,800,246, including $60,000 of transaction costs, which was recorded as purchased software and is being amortized over five years. In October 1998, the Company and Microsoft settled certain issues relating to this matter and amended the agreement, which allowed Proginet to satisfy all obligations to Microsoft by issuing and delivering to Microsoft 1,260,000 shares of Proginet common stock from treasury. In connection with the settlement, the acquisition obligation and purchased software carrying amounts were reduced by $540,000. Amortization expense charged to operations was $79,281 and $109,224 in fiscal 2002 and 2001, respectively. As of July 31, 2002, this software was fully amortized.

On November 26, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of KnowledgeNet, Inc. for $1,080,000 plus 100,000 shares of common stock, with a fair value of $328,000 based on an independent appraisal. KnowledgeNet develops and markets software, which facilitates multi-platform connectivity in corporate data processing systems. The acquisition was accounted for as a purchase. The total cost of the acquisition, including assumed liabilities and related expenses was $1,657,000, which was allocated as follows:

                  Purchased software          $      1,379,000
                  Fixed assets                         223,000
                  Accounts receivable                   50,000
                  Cash                                   5,000
                                              ----------------

                                              $      1,657,000
                                              ================

Amortization expense charged to operations was $104,181 in fiscal 2002 and 2001. As of July 31, 2002, this software was fully amortized.

On November 1, 2000, Proginet Corporation entered into a definitive agreement whereby Proginet acquired certain software products (assets) from, and entered into an e-commerce consulting agreement with, SureFire Commerce Inc. ("SureFire"). The Company received an existing software product and assumed maintenance contracts with deferred revenue of $214,000 on the date of acquisition. The initial purchase price, aggregating $1,500,000, consisted of a $100,000 initial payment with future payments of $700,000 each payable in sixty and one hundred and fifty days subsequent to the effective date of the agreement. Each future payment was reduced by an equal portion of the deferred revenue amount upon payment. SureFire maintained a security interest and continuing lien on all existing customer agreements acquired until final payment of the purchase price. An additional payment of up to $250,000 was payable, of which $100,000 had been accrued for at July 31, 2001 as purchased software payable. In April 2002, a final net payment of $60,000 was made to SureFire. The total cost of the acquired product line and technology is $1,607,946, which is recorded as purchased software and is being amortized over a five-year period. Amortization expense charged to operations was $329,592 and $247,194 in fiscal 2002 and 2001, respectively. Accumulated amortization at July 31, 2002 and 2001, amounted to $576,786 and $247,194, respectively.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


(3)           PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31:

                                                   2002            2001
                                               -------------    -----------
        Computer and other equipment           $     887,566  $     954,066
        Furniture and fixtures                        77,466        102,648
        Leasehold improvements                        77,342         77,342
                                                -------------    -----------
                                                   1,042,374      1,134,056
        Less accumulated depreciation
                and amortization                    (867,232)      (869,036)
                                                -------------    -----------

                                               $     175,142  $     265,020
                                                =============    ===========

Included in computer and other equipment at July 31, 2002 are assets recorded under capitalized lease amounting to $25,864, net of accumulated depreciation of $1,293.

Depreciation and amortization expense for the years ended July 31, 2002 and 2001 was $150,283 and $185,165, respectively.

(4)           CREDIT LINE

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of July 31, 2002, the Company has not borrowed against this line of credit. In July 2002, the Company extended its line of credit agreement to September 30, 2003.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2003. As of July 31, 2002, the Company has not borrowed against this line of credit.

(5)           RELATED PARTY TRANSACTIONS

During fiscal 1999, Joseph T. Mohen, the founder of Proginet, resigned as an officer of the Company and entered into an employment agreement as "Chief of Strategic Alliances" expiring September 30, 1999, after which time Mr. Mohen was no longer associated with the Company. At such time, Mr. Mohen agreed to sell 750,000 shares of Proginet common stock to the Company for $.31 a share, the market price of the stock at the time such agreement was consummated. Of the $232,500 purchase price, $50,000 was paid on the date of the agreement. The remainder was paid over a 36-month period through March 2002.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

(6)           INCOME TAXES

The Company's 2001 provision for income taxes reflects the utilization of net operating loss (NOL) carryforwards of which the tax benefit had not been previously recorded due to the establishment of a valuation allowance. There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2002 and 2001.

The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes:

                                                           2002          2001
                                                        -----------  -----------

Expense (benefit) at statutory rate                      $   67,000  $  (77,000)
Increases (reductions) in taxes due to:
     Nondeductible expenses                                   2,000       2,000
     State tax expense, net of federal benefit               14,000     (15,000)
     Change in valuation allowance and utilization
      of NOL carryforwards                                  (83,000)    296,000
     Change in deferred taxed due to prior year
      adjustments                                                      (206,000)
                                                         ----------    ---------
Income tax provision                                     $        -   $        -
                                                         ==========   ==========

At July 31, 2002, the Company had available Federal NOL carryforwards amounting to $7,786,000 and research and development tax credit carryforwards of $332,000, which expire in fiscal years 2007 through 2021. Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur. In addition, their use is limited to future earnings of the Company.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

For income tax purposes, the Company utilizes the cash method of accounting for revenues and expenses. The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                            2002                2001
                                                       ---------------      --------------
Deferred tax assets
       Net operating loss carryforward             $        2,847,000  $        2,909,000
       Accounts payable and other                             144,000             128,000
       Deferred revenue                                       659,000             565,000
       Deferred contract costs                                 31,000              47,000
       Purchased software                                     512,000             385,000
       Property and equipment                                  28,000              17,000
       Research and development carryforward                  332,000             286,000
       Unbilled rent                                           48,000              55,000
                                                       ---------------      --------------
Gross deferred tax asset                                    4,601,000           4,392,000
Valuation allowance                                        (2,568,000)         (2,607,000)
                                                       ---------------      --------------
                 Deferred tax asset                         2,033,000           1,785,000

Deferred tax liabilities
       Capitalized software development costs               1,561,000           1,529,000
       Accounts receivable                                    455,000             242,000
       Prepaid expenses                                        17,000              14,000
                                                       ---------------      --------------
                 Deferred tax liability                     2,033,000           1,785,000
                                                       ---------------      --------------
                 Net deferred tax asset            $                -  $                -
                                                       ===============      ==============

At July 31, 2002 and 2001, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company's operating results in recent years.

(7)           TREASURY STOCK

In September 2001, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 3, 2001 and will continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 3, 2002. The purchases will be made by the Company from time to time on the TSX Venture Exchange at the Company's discretion and are dependent on market conditions. During the fiscal year ended July 31, 2002, the Company purchased 325,500 shares of its common stock for aggregate consideration of $114,182.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

(8)           STOCK PURCHASE WARRANTS

In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the TSX Venture Exchange and provide for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vested upon regulatory approval of the agreement and the next 100,000 vested upon Proginet's stock price reaching $1.25. The next 250,000 would have vested, if and only if, two criteria were satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds. For the year ended July 31, 2001, Proginet recognized a non-cash expense of $9,583 relating to this agreement.

On December 28, 2001, the Company amended the MFI agreement. The amendment required the exchange of the remaining 250,000 unvested warrants (the "original warrants"), exercisable at $.54 per share for 125,000 fully vested warrants (the "exchanged warrants") exercisable at $.22, which represented the fair market value of the Company's common stock on the date of the amendment. A non-cash charge to operations amounting to $25,175 (as determined by Black-Scholes pricing model) was recorded by the Company for the year ended July 31, 2002 relating to the amendment.

(9)           STOCK OPTION PLANS

Under the 1997 Stock Option Plan and 1995 Equity Incentive Plan (the "prior Plans"), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000. In October 2000, the Board of Directors approved the 2000 Stock Option Plan (the "2000 Plan") which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000. At the Company's Annual Stockholders' Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans, up to an aggregate of 2,500,000. Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The 2000 Plan provides that a committee selected by the Board of Directors of the Company will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in no event shall exceed 10 years from the date of grant.

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

                                             SHARES SUBJECT         EXERCISE PRICE         WEIGHTED AVERAGE
                                                TO OPTION             PER SHARE             EXERCISE PRICE
                                             ----------------     -------------------     --------------------
        Outstanding at August 1, 2000              1,637,300        $0.62 - $1.85               $ 0.77
                                             ----------------
            Granted                                  456,000        $0.25 - $0.76               $ 0.58
            Exercised                                (40,000)           $0.75                   $ 0.75
            Cancelled                               (409,500)       $0.62 - $1.80               $ 0.72
                                             ----------------
        Outstanding at July 31, 2001               1,643,800        $0.25 - $1.85               $ 0.73
            Granted                                  678,000        $0.16 - $0.37               $ 0.26
            Cancelled                               (293,300)       $0.25 - $1.70               $ 0.68
                                             ----------------
        Outstanding at July 31, 2002               2,028,500        $0.16 - $1.85               $ 0.58
                                             ================


                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

The  following  table  summarizes   information  about  employee  stock  options
outstanding and exercisable at July 31, 2002.

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         Number             Weighted -            Weighted           Number          Weighted -
                       outstanding      average remaining         -average        exercisable         average
                       at July 31,       contractual life         exercise        at July 31,         exercise
 Exercise prices          2002               (years)               price              2002             price
------------------    --------------    -------------------     -------------     -------------     -------------
$0.16 - $0.37               716,500             10              $    0.26              414,250      $       0.24
$0.43 - $0.68               710,000             8                    0.63              626,500              0.63
$0.71 - $1.85               602,000             8                    0.91              570,000              0.91
                      --------------                                              -------------
                          2,028,500             9               $    0.58            1,610,750      $       0.59
                      ==============                                              =============


All options have been granted with exercise prices at the market price of the stock at the date of the grant.

On January 12, 2001, the Board of Directors approved the removal of specific performance criteria from all outstanding stock options (40,000) and accelerated the vesting of these options to January 19, 2001. No stock compensation expense was recorded related to these options for fiscal 2001 as the exercise price of the options was less than the market price of the Company's Common Stock on the date of Board of Directors approval.

In fiscal 2002, the Board of Directors granted stock options to a director and a consultant, for executive recruitment services, to purchase 60,000 and 25,000 shares of common stock, respectively, at exercise prices of $.26 and $.16, which represent the fair market value of the underlying common stock on the dates of grant. A charge to operations amounting to $14,384 was recorded for these grants for the year ended July 31, 2002.

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for those stock options which have exercise prices equal to or greater than the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been the following pro forma amounts:

                                                     2002              2001
                                              -------------        -----------

      Net income (loss):
           As reported                            $ 196,614       $  (226,126)
           Pro forma                                 25,671          (428,811)
      Basic and diluted net income (loss)
           per share:
           As reported                                  .01             (.02)
           Pro forma                                    .00             (.03)

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

Pro forma net income (loss) reflects only options granted in fiscal 1996 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under the fair value method is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to August 1, 1995 was not considered.

The per share weighted average fair value of stock options granted during fiscal 2002 and 2001 was $.20 and $.58, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% for fiscal 2002 and 2001; risk free interest rate of 4.2% and 5.4% in fiscal 2002 and 2001, respectively, expected stock volatility of 104% and 97% in 2002 and 2001, respectively, and an expected option life of approximately five years for both years. These assumptions are used for these calculations only and they do not necessarily represent an indication of management's expectations of future developments.

(10)          MANAGEMENT AGREEMENTS

The Company has entered into a management agreement with one key employee. If a change of control in the Company occurs, this agreement provides for:

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

(11)          COMMITMENTS AND CONTINGENCIES

         LEASES
The Company leases office space under noncancelable operating leases expiring in fiscal 2006. The Company also leases certain computer equipment under a noncancelable capital lease expiring in fiscal 2005. The following is a schedule of future minimum payments, by year and in the aggregate, under the capital lease and noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2002:

      Year ended July 31,               Capital lease         Operating leases
-----------------------------         -----------------    ---------------------

              2003                 $            10,200    $             275,000
              2004                              10,200                  241,000
              2005                               7,057                  250,000
              2006                                                      152,000
                                      -----------------    ---------------------
                                   $            27,457    $             918,000
Sublease rental income                               -                   38,000
                                      -----------------    ---------------------

Total minimum lease payments       $            27,457    $             880,000
                                                           =====================
Amounts representing interest                    3,875
                                      -----------------

Present value of net minimum
lease payments ($7,965 of
which is current)                  $            23,582
                                      =================


Rental expense charged to operations was $184,184 and $205,246 in the fiscal years ended July 31, 2002 and 2001, respectively.

                              PROGINET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001


         LITIGATION AND CLAIMS
The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

(12)          CONCENTRATION OF RISKS

Revenues for the years ended July 31, 2002 and 2001 included sales in foreign countries of approximately $1,064,345 and $1,386,082, respectively. As of July 31, 2002 and 2001, three different customers accounted for approximately 63% and 53%, respectively of total trade and installment accounts receivables. No customer represented 10% or more of revenues in the years ended July 31, 2002 and 2001.

(13)          RETIREMENT PLAN

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 15% of their salary to the plan. The Company may match up to 100%, as determined by the Board of Directors, of the employee's contribution up to 10% of eligible compensation. The Company's contributions were $89,690 and $66,905 for the years ended July 31, 2002 and 2001, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The information called for by this Item is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002 and is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002, and is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002 and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002 and is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2001:

EXHIBIT NO.             EXHIBIT NAME

3(i)      Certificate of Incorporation.

3(i)(a)   Certificate  of  Amendment  of  Certificate  of  Incorporation   dated
          December 2, 1996.

3(ii)     Amended and Restated Bylaws of the Registrant.**

10.1      Form  of  Employee   Confidential   Information  and   Non-Competition
          Agreement.

10.2 Form of Confidential Information and Non-Competition Agreement For Consultants.

10.3      Investor Relations Agreement.

10.4      Form of Software License Agreement.

10.5      Form of Distributor Agreement.

10.6      Form of OEM Agreement.

10.7      Form of Management Continuity Agreement.

10.8 Independent Directors Stock Option Plan, amended and restated as of February 21, 1995.

10.9      1995 Equity  Incentive  Plan,  amended and  restated as of December 5,
          1995.

10.10     1997 Stock Option Plan.

10.11     Form of Incentive Stock Option Agreement.

10.12 Stock Redemption Agreement between the Company and Joseph T. Mohen, dated October 20, 1998.

10.13 Consulting Agreement between the Company and Mallory Factor, Inc., dated September 22, 1999.

10.14     1997 Stock  Option  Plan,  as amended and  restated as of November 14,
          2000

10.15     2000 Stock Option Plan*

23        Consent of Grant Thornton LLP **

99        Certification  Pursuant to 18 U.S.C.  SS. 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 **

* Incorporated by reference to Notice of Annual Meeting of Stockholders dated November 14, 2000
** Filed herewith

(B) REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garden City, State of New York, on the 18th day of September, 2002.


                                    PROGINET CORPORATION


                                    BY: /s/ Kevin M. Kelly
                                       --------------------------------
                                       Kevin M. Kelly
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


            NAME                           TITLE                            DATE
            ----                           -----                            ----



/s/ Kevin M. Kelly
---------------------------      President, Chief Executive          September 18, 2002
Kevin M. Kelly                   Officer and Director


/s/ Debra A. DiMaria
---------------------------      Corporate Secretary and Chief       September 18, 2002
Debra A. DiMaria                 Financial and Accounting Officer


/s/ John C. Daily
---------------------------      Chairman                            September 18, 2002
John C. Daily


/s/ Stephen Sternbach
---------------------------      Director                            September 18, 2002
Stephen Sternbach


/s/ Dr. E. Kelly Hyslop
---------------------------      Director
Dr. E. Kelly Hyslop                                                  September 18, 2002


                                  CERTIFICATION

I,  Kevin  M.  Kelly,   President  and  Chief  Executive   Officer  of  Proginet
Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Proginet Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002


                                 /s/ Kevin M. Kelly
                                 -------------------------------
                                 Kevin M. Kelly
                                 President and Chief Executive Officer


I, Debra A. DiMaria, Corporate Secretary and Chief Financial and Accounting Officer of Proginet Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Proginet Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002

                                          /s/ Debra A. DiMaria
                                          -------------------------------
                                          Debra A. DiMaria
                                          Corporate Secretary and
                                          Chief Financial and Accounting Officer