Form 10QSB
period 2002-10-31
PROGINET CORP
filed 2002-11-26
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 2002

                                       OR
 ___
/__/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                       No ___
     ---

There were 13,152,554 shares of Common Stock outstanding as of November 12, 2002.

Transitional Small Business Disclosure Format:

Yes                        No   X
    ------                    -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 2002


PART I.  FINANCIAL INFORMATION

         Balance Sheets as of October 31, 2002 (Unaudited)
             and July 31, 2002                                               3

         Statements of Operations for the Three
             Months ended October 31, 2002 and 2001 (Unaudited)              4

         Statement of Stockholders' Equity for the
             Three Months ended October 31, 2002 (Unaudited)                 5

         Statements of Cash Flows for the Three
             Months ended October 31, 2002 and 2001 (Unaudited)              6

         Notes to Financial Statements (Unaudited)                           7

Item 2.  Management's Discussion and Analysis or Plan of Operations          11

Item 3.  Controls and Procedures                                             14

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

CERTIFICATIONS                                                               17

                              PROGINET CORPORATION
                                 BALANCE SHEETS

                                                                                          October 31,                 July 31,
                                                                                              2002                      2002
                                                                                          (Unaudited)                 (Audited)
                                                                                        -----------------           --------------
                                ASSETS
Current assets
      Cash and cash equivalents                                                 $                951,058     $          1,060,231
      Trade and installment accounts receivables, net                                            556,716                  807,897
      Prepaid expenses                                                                            23,112                   40,299
                                                                                        -----------------           --------------
                                Total current assets                                           1,530,886                1,908,427
                                                                                        -----------------           --------------

Installment accounts receivables, due after one year                                             269,666                  303,833
Property and equipment, net                                                                      157,553                  175,142
Capitalized software development costs, net                                                    3,800,728                3,811,959
Purchased software, net                                                                          988,762                1,071,160
Other assets                                                                                      48,049                   44,733
                                                                                        -----------------           --------------
                                                                                $              6,795,644     $          7,315,254
                                                                                        =================           ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                                     $                264,264     $            376,248
      Current portion of obligation under capital lease                                            8,268                    7,965
      Deferred revenue                                                                         1,419,542                1,609,511
                                                                                        -----------------           --------------
                                Total current liabilities                                      1,692,074                1,993,724
                                                                                        -----------------           --------------

Deferred rent                                                                                    111,950                  117,451
Long term obligation under capital lease                                                          13,405                   15,617
                                                                                        -----------------           --------------
                                                                                               1,817,429                2,126,792
                                                                                        -----------------           --------------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
          none issued                                                                                  -                        -
      Common stock, $.001 par value, 40,000,000 shares authorized,
          14,251,058 shares issued at October 31 and July 31, 2002,
          respectively                                                                            14,251                   14,251
      Additional paid-in capital                                                              11,849,358               11,849,358
      Treasury stock, 1,098,504 shares at October 31 and July 31, 2002,
          at cost                                                                              (530,038)                (530,038)
      Accumulated deficit                                                                    (6,355,356)              (6,145,109)
                                                                                        -----------------           --------------
                                Total stockholders' equity                                     4,978,215                5,188,462
                                                                                        -----------------           --------------

                                                                                $              6,795,644     $          7,315,254
                                                                                        =================           ==============



   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                           Three Months Ended
                                                                                               October 31,

                                                                                      2002                    2001
                                                                                 ---------------         ----------------
Revenues
       Software sales and licenses                                       $              294,794  $               705,620
       Software maintenance fees                                                        885,701                  856,195
       Other                                                                             33,170                   22,025
                                                                                 ---------------         ----------------
                                                                                      1,213,665                1,583,840

Operating expenses
       Amortization of capitalized software costs                                       370,600                  445,621
       Commissions                                                                      108,650                  287,517
       Research and development                                                          44,271                   84,768
       Selling and marketing                                                            225,181                  231,086
       General and administrative                                                       676,734                  527,827
                                                                                 ---------------         ----------------
                                                                                      1,425,436                1,576,819
                                                                                 ---------------         ----------------

(Loss) Income from operations                                                         (211,771)                    7,021

Other income
       Interest income                                                                    1,524                    3,848
                                                                                 ---------------         ----------------

Net (loss) income                                                        $            (210,247)   $               10,869
                                                                                 ===============         ================

Basic and diluted (loss) income per common share                         $                (.02)   $                    -
                                                                                 ---------------         ----------------

Weighted average common shares outstanding - basic                                   13,152,554               13,466,076
                                                                                 ===============         ================

Weighted average common shares outstanding - diluted                                 13,152,554               13,515,560
                                                                                 ===============         ================






   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 THREE MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED)

                                                                      ADDITIONAL                          ACCUM
                                                                        PAID-IN        TREASURY          -ULATED
                                         COMMON STOCK                   CAPITAL          STOCK           DEFICIT          TOTAL
                                -------------------------------      --------------   ------------    ---------------  ------------
                                   SHARES            AMOUNT
                                --------------    -------------


Balance - August 1, 2002           14,251,058  $        14,251     $    11,849,358  $   (530,038)  $     (6,145,109)  $  5,188,462

Net loss                                                                                                   (210,247)     (210,247)

                                --------------    -------------      --------------   ------------    ---------------  ------------
Balance - October 31, 2002         14,251,058  $        14,251     $    11,849,358  $   (530,038)  $     (6,355,356)  $  4,978,215
                                ==============    =============      ==============   ============    ===============  ============





   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Three months ended
                                                                                 -------------------------------------------
                                                                                                October 31,
                                                                                 -------------------------------------------
                                                                                       2002                     2001
                                                                                 -----------------        ------------------
Cash flows from operating activities
      Net (loss) income                                                   $             (210,247)   $                10,869
      Adjustments to reconcile net (loss) income to cash provided by
        Operating activities
         Depreciation and amortization                                                    388,189                   537,511
         Recovery of bad debt allowance, net                                              (3,123)                         -
         Deferred maintenance revenue                                                   (189,969)                  (40,425)
         Deferred rent                                                                    (5,501)                   (2,572)
         Stock options and warrants issued for services                                         -                     2,300
         Changes in operating assets and liabilities
             Trade and installment accounts receivables, net                              288,471                 (190,940)
             Prepaid expenses and other current assets                                     17,187                    10,310
             Other assets                                                                 (3,316)                     3,220
             Accounts payable and accrued expenses                                      (111,984)                   (8,344)


                                                                                 -----------------        ------------------
               Net cash provided by operating activities                                  169,707                   321,929
                                                                                 -----------------        ------------------

Cash flows from investing activities
      Capitalized software development costs                                            (276,971)                 (248,974)
      Purchases of property and equipment                                                       -                  (17,546)
                                                                                 -----------------        ------------------


               Net cash used in investing activities                                    (276,971)                 (266,520)
                                                                                 -----------------        ------------------

Cash flows from financing activities
      Repayment of notes payable                                                                -                  (13,969)
      Purchase of treasury stock                                                                -                  (25,979)
      Principal payments under capital lease obligation                                   (1,909)                         -
                                                                                 -----------------        ------------------


               Net cash used in financing activities                                      (1,909)                  (39,948)
                                                                                 -----------------        ------------------

Net (decrease) increase in cash and cash equivalents                                    (109,173)                    15,461

Cash and cash equivalents at beginning of year                                          1,060,231                   805,083
                                                                                 -----------------        ------------------

Cash and cash equivalents at end of the period.                           $               951,058   $               820,544
                                                                                 =================        ==================



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)

1.   INTERIM FINANCIAL DATA

     The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2002.

     These results for the period ended October 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

     Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract, typically one year.

     Cost of revenues primarily consists of product costs, distributor commissions, amortization of capitalized software development costs and salaries and consulting fees relating to providing customer software support under maintenance contracts.

     In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At October 31, 2002, the outstanding receivables related to these agreements amount to $453,833 and are due as follows:

                                                         License fee
                                                         installment
                      Year ended                         receivable
                    ------------------              -----------------
                    July 31, 2003                $           150,000
                    July 31, 2004                            303,833
                                                    -----------------
                    Total                        $           453,833
                                                    =================


3.   ACCOUNTS RECEIVABLE
     The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of October 31, 2002 and July 31, 2002 there was an allowance for doubtful accounts of $10,000 and $40,000, respectively.

4. RESEARCH AND DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS Research and development costs consist of salaries and other costs related to the development and enhancement of computer software programs. Software development costs are capitalized upon the establishment of product technological feasibility until the product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain factors including, but not limited to, the timing of technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Software development costs not capitalized are expensed as research and development.

     Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product.

     Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $3,079,025 and $3,645,458 at October 31 and July 31, 2002 respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

5.   TREASURY STOCK
     In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and will continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases will be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and are dependent on market conditions. During the quarter ended October 31, 2002, no shares of common stock were purchased pursuant to the Company's stock repurchase program.

6.   STOCK OPTIONS
     In the first quarter of fiscal 2003, the Board of Directors granted stock options under the 2000 Stock Option Plan to employees to purchase 37,000 shares of common stock, at an exercise price of $.25, which represented the fair market values of the underlying common stock on the date of grant.

7.   (LOSS) INCOME PER COMMON SHARE
     Basic (loss)  income per common  share  ("EPS") is computed by dividing net
     (loss) income by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

     The following table sets forth the computation of basic and diluted (loss) income per share:

                                                   Three months ended
                                                       October 31,

                                                  2002              2001
                                             ---------------   ---------------
     Numerator:
       Net (loss) income                  $       (210,247)   $        10,869
                                             ---------------   ---------------

     Denominator:

       Weighted average number
          of common shares (basic)               13,152,554        13,466,076
                                             ---------------   ---------------

       Effect of dilutive securities:
       Stock options                                      -            49,484

       Weighted average number
         Of common shares (diluted)              13,152,554        13,515,560
                                             ---------------   ---------------

       Basic and diluted
        (Loss) income per share           $           (.02)  $           0.00
                                             ---------------   ---------------

     Excluded from the calculation of (loss) income per share are options and warrants to purchase 2,510,500 and 2,034,800 of the Company's common stock for the three months ended October 31, 2002 and 2001, respectively as their effects would be antidilutive.

8.   LITIGATION AND CLAIMS
     The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

9.   RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of FAS No. 146 will not have a material impact on its results of operations or financial position.

10.  RECLASSIFICATION

     Certain prior year's balances have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. Note A of the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002 includes a summary of the Company's significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations, and net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition and capital software development costs. These policies are described in detail below.

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently relate to revenues in a particular period, as the data upon which the assumptions and estimates were made by management may change. For example, the current economic slowdown has resulted in reduced information technology spending that has caused customers to delay and reduce purchasing decisions. Accordingly, it may be harder to close contracts with customers, the size of the transactions may decrease, and many of our license contracts may be pushed to the very end of the quarter, making it difficult for us to forecast revenues for the quarter and adjust spending to respond to variations in revenue growth during the quarter, all of which may adversely affect our business, financial condition and results of operations.

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

THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

Total revenues for the quarter ended October 31, 2002 amounted to $1,213,665 representing a decrease of $370,175, or 23.4%, compared to revenues of $1,583,840 for the quarter year ended October 31, 2001. Software sales and license revenue decreased by $410,826, or 58.2%, to $294,794 compared to the three months ended October 31, 2001. The decrease in software sales and license revenues experienced by the Company is primarily due to difficult economic conditions both domestically and internationally which have resulted in a reduction in information technology spending by many of our potential customers. Additionally, tighter budgets and higher required approval levels have caused customers to enter into smaller transactions in terms of dollar value, as well as contributed to longer sales cycles.

Software maintenance fees increased by $29,506, or 3.4% to $885,701 compared to software maintenance fees of $856,195 for the quarter ended October 31, 2001. The increase in software maintenance fees is principally attributable to the continued growth in the base of the Company's installed products and the processing capacity on which the software runs.

Other revenues amounted to $33,170 compared to $22,025 for the quarter ended October 31, 2001. The majority of other revenue generated in the quarter ended October 31, 2002 is attributable to royalty payments from an OEM partner established in May 2002. Typically however, these revenues are related to ad-hoc consulting services that are provided in response to requests for support of existing customers. Consequently, this revenue can vary considerably from year to year.

Operating expenses decreased to $1,425,436 from $1,576,819 a decrease of $151,383, or 9.6%, for the three months ended October 31, 2002 compared to the prior year quarter. This decrease is a combined result of a 16.8% decrease or $75,021 in amortization of capitalized software costs, a 62.2% decrease or $178,867 in commissions paid to distributors for international sales, a 47.8% decrease or $40,497 in research and development costs, a 2.6% decrease or $5,905 in selling and marketing expenses, offset by a 28.2% increase or $148,907 in general and administrative expenses. The decrease in amortization of capitalized software costs is due to capitalized software costs that have been fully amortized during the fiscal 2002. The decrease in commissions is principally a result of the decrease in international sales compared to the prior year quarter due to a weakened international economy that resulted in a decline in information technology spending. The decrease in research and development expenses is related to increased resources allocated to completing capitalizable projects which were researched and developed in the prior year. The increase in general and administrative expense is primarily due to an increase in payroll expense for expanded staffing levels to support the future growth of the Company's business.

Interest income amounted to $1,524 and $3,848 for the three months ended October 31, 2002 and 2001, respectively. This decrease is primarily due to lower interest income generated from a lower average cash and cash equivalents balance as well as a lower rate of return in this quarter.

The Company reported a net loss of $210,247 for the three months ended October 31, 2002 compared to net income of $10,869 for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002, the Company had a cash and cash equivalent balance of $951,058 and a working capital deficit of $161,188 compared to $1,060,231 of cash and cash equivalents and a working capital deficit of $85,297 at July 31, 2002. The increase in the working capital deficit is primarily due to a decrease in trade and installment accounts receivable associated with the decrease in software sales and license revenue during the quarter ended October 31, 2002.

Operating activities provided cash of $169,707 and $321,929 at October 31, 2002 and 2001, respectively. The decrease in net cash provided by operating activities of $152,222 is primarily related to the net loss generated in the period, a decrease in depreciation and amortization from assets which have been fully expensed in fiscal 2002, a larger decrease in deferred maintenance revenue in the current year period due to the timing of cash receipts offset by a decrease in trade and installment accounts receivable attributable to the decrease in Company software sales and license revenue from the comparable prior year period.

Investing activities used cash of $276,971 and $266,520 for the three months ended October 31, 2002 and 2001, respectively. The increase in investing activities is due to an increase in capitalized software development costs related to an increase in development personnel assigned to capitalizable projects during the period.

Cash used in financing activities decreased $38,039 due to the satisfaction of a note payable in fiscal 2002 and the Company not acquiring treasury stock during the three months ended October 31, 2002.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of October 31, 2002, the Company has not borrowed against this line of credit. The line of credit expires on September 30, 2003.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2003. As of October 31, 2002, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

The following table lists the Company's cash contractual obligations as of October 31, 2002:

                                                   Payments Due by Period
                                      ------------------------------------------
                                      Total        Less than 1 year    1-3 years
                                      -----------  ----------------  -----------
Contractual Obligations
Capital Lease Obligations            $     24,650   $    10,200      $   14,450
                                      -----------    ----------      ----------
Facility Rent Operating Leases       $    795,037   $   233,780      $  561,257
                                      -----------    ----------      ----------
Total Contractual Cash Obligations   $    819,687   $   243,980      $  575,707
                                      ===========   ===========      ==========


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosures controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 2002, the Company held its Annual Meeting of Stockholders. At the annual meeting, the Company's stockholders elected four directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also ratified the appointment of Grant Thornton LLP as the Company's independent certified public accountants. The votes for directors were as follows:

                                           VOTES
                          -------------------------------------
                              FOR                  WITHHELD
                          -----------------------------------
KEVIN M. KELLY             6,912,429                 68,425
JOHN C. DAILY              6,912,429                 68,425
STEPHEN STERNBACH          6,912,429                 68,425
E. KELLY HYSLOP            6,912,429                 68,425

The votes to ratify the appointment of Grant Thorton LLP as the Company's independent certified public accountants were as follows:

         For                      Against                      Abstain
  ------------------       ------------------------      ------------------
       6,915,729                  5,725                        40,400



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits 99.1 - Certification of Periodic Report

(b) Reports on Form 8K: None

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 19, 2002



                                    PROGINET CORPORATION



                                    /s/ Kevin M. Kelly
                                    ----------------------------------------
                                    Kevin M. Kelly, President and
                                    Chief Executive Officer



                                    /s/ Debra A. DiMaria
                                    ----------------------------------------
                                    Debra A. DiMaria
                                    Chief Financial Officer and
                                    Corporate Secretary

Certification by Kevin M. Kelly Pursuant to Securities Exchange Act Rule 13A-14

     I, Kevin M. Kelly, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Proginet Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/   Kevin M. Kelly
--------------------------
    Kevin M. Kelly
    President and Chief Executive Officer

CERTIFICATION BY DEBRA A. DIMARIA PURSUANT TO SECURITIES EXCHANGE ACT
RULE 13A-14

     I, Debra A. DiMaria, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Proginet Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/   Debra A. DiMaria
--------------------------
    Debra A. DiMaria
    Chief Financial Officer and Corporate Secretary