Form 10QSB
period 2003-01-31
PROGINET CORP
filed 2003-03-04
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2003

                                       OR

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

Yes  X                       No ___
    ---

There were 13,148,054 shares of Common Stock outstanding as of February 10, 2003.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 2003


PART I.     FINANCIAL INFORMATION

            Balance Sheets as of January 31, 2003 (Unaudited)
                  and July 31, 2002                                          3

            Statements of Operations for the Three and Six
                Months ended January 31, 2003 and 2002 (Unaudited)           4

            Statement of Stockholders' Equity for the
                Six Months ended January 31, 2003 (Unaudited)                5

            Statements of Cash Flows for the Six
                Months ended January 31, 2003 and 2002 (Unaudited)           6

            Notes to Financial Statements (Unaudited)                        7

Item 2.     Management's Discussion and Analysis or Plan of Operations       10

Item 3.     Controls and Procedures                                          15

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                   17

CERTIFICATIONS                                                               18

                              PROGINET CORPORATION
                                 BALANCE SHEETS
                                                                                         January 31,                 July 31,
                                                                                            2003                       2002
                                                                                         (Unaudited)                 (Audited)
                                                                                         -----------                -----------

                             ASSETS
Current assets
      Cash and cash equivalents                                                    $         862,419          $    1,060,231
      Trade and installment accounts receivables, net                                        636,073                 807,897
      Prepaid expenses                                                                        12,287                  40,299
                                                                                         -----------              -----------
                             Total current assets                                          1,510,779               1,908,427
                                                                                         -----------              -----------

Installment accounts receivables, due after one year                                         129,666                 303,833
Property and equipment, net                                                                  145,481                 175,142
Capitalized software development costs, net                                                3,760,553               3,811,959
Purchased software, net                                                                      906,364               1,071,160
Other assets                                                                                  33,181                  44,733
                                                                                         -----------              -----------
                                                                                   $       6,486,024          $    7,315,254
                                                                                         -----------              -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                                        $         232,318          $      376,248
      Current portion of obligation under capital lease                                        8,425                   7,965
      Deferred revenue                                                                     1,369,265               1,609,511
                                                                                         -----------              -----------
                             Total current liabilities                                     1,610,008               1,993,724
                                                                                         -----------              -----------

Deferred rent                                                                                105,564                 117,451
Long term obligation under capital lease                                                      11,285                  15,617
                                                                                         -----------              -----------
                                                                                           1,726,857               2,126,792
                                                                                         -----------              -----------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
             none issued                                                                           -                       -
      Common stock, $.001 par value, 40,000,000 shares authorized,
       14,251,058 shares issued at January 31, 2003 and July 31, 2002,
       respectively                                                                           14,251                  14,251
      Additional paid-in capital                                                          11,849,358              11,849,358
      Treasury stock, at cost, 1,103,004 shares at January 31, 2003 and
1,098,504 at July 31, 2002
                                                                                            (531,023)               (530,038)

      Accumulated deficit                                                                 (6,573,419)             (6,145,109)
                                                                                         -----------              -----------

                                        Total stockholders' equity
                                                                                           4,759,167                5,188,462
                                                                                         -----------              -----------

                                                                                   $       6,486,024          $    7,315,254
                                                                                         -----------              -----------



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three months ended                 Six months ended
                                                                            January 31,                       January 31,
                                                                    2003              2002               2003              2002
                                                               -------------     --------------     --------------    -------------
Revenues

                Software sales and license                     $     425,060     $      593,007     $      719,854    $   1,298,627
                Software maintenance fees                            868,505            865,181          1,754,206        1,721,376
                Other                                                 51,790             12,625             84,960           34,650
                                                               -------------     --------------     --------------    -------------
                                                                   1,345,355          1,470,813          2,559,020        3,054,653

Operating expenses
                  Amortization of capitalized software costs         387,556            399,006            758,156          844,627
                  Commissions                                        281,171            304,415            389,821          591,932
                  Research and development                            40,318             63,349             84,589          148,117
                  Selling and marketing                              169,137            220,303            394,318          451,389
                  General and administrative                         687,254            686,075          1,363,988        1,213,902
                                                               -------------     --------------     --------------    -------------
                                                                   1,565,436          1,673,148          2,990,872        3,249,967
                                                               -------------     --------------     --------------    -------------

Loss from operations                                                (220,081)          (202,335)          (431,852)        (195,314)

Other income
                  Interest income                                      2,018              4,047              3,542            7,895
                                                               -------------     --------------     --------------    -------------

Net loss                                                       $    (218,063)     $    (198,288)     $    (428,310)   $    (187,419)

Basic and diluted loss per common share                        $        (.02)     $        (.01)     $        (.03)   $        (.01)
                                                               =============      =============     ==============    =============

Weighted average common shares outstanding - basic
and dilutive                                                      13,149,472         13,350,424         13,151,046       13,408,614
                                                               =============      =============      =============    =============



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  SIX MONTHS ENDED JANUARY 31, 2003 (UNAUDITED)

                                           COMMON STOCK                ADDITIONAL                        ACCUM-
                                   ------------------------------       PAID-IN          TREASURY        ULATED
                                       SHARES          AMOUNT           CAPITAL            STOCK         DEFICIT         TOTAL
                                   ------------    --------------     -------------   -------------   -------------   ------------

Balance - August 1, 2002             14,251,058    $    14,251        $  11,849,358   $   (530,038)   $  (6,145,109)  $  5,188,462


Purchase of treasury stock                                                                    (985)                          (985)


Net loss                                                                                                   (428,310)     (428,310)

                                     ----------    -----------        -------------   ------------    -------------   ------------
Balance - January 31, 2003           14,251,058    $    14,251        $  11,849,358   $   (531,023)   $  (6,573,419)  $  4,759,167





The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Six Months Ended
                                                                              -------------------------------------------------
                                                                                                 January 31,
                                                                              -------------------------------------------------
                                                                                     2003                            2002
                                                                              -------------------             -----------------


Cash flows from operating activities
       Net loss                                                              $         (428,310)           $         (187,419)
       Adjustments to reconcile net loss to cash provided by
         operating activities:
          Depreciation and amortization                                                 791,818                     1,013,458
          (Recovery of) provision for bad debt allowance                                 (3,123)                       33,008
          Deferred maintenance revenue                                                 (240,246)                       98,481
          Deferred rent                                                                 (11,887)                       (6,826)
          Stock options and warrants issued for services                                                               39,559
          Changes in operating assets and liabilities
             Trade and installment accounts receivables                                 349,114                       144,150
             Prepaid expenses and other current assets                                   28,012                        22,019
             Other assets                                                                11,552                         3,220
             Accounts payable and accrued expenses                                     (143,930)                      (69,584)

                                                                              -------------------             -----------------
               Net cash provided by operating activities                                353,000                     1,090,066
                                                                              -------------------             -----------------

Cash flows from investing activities
       Capitalized software development costs                                          (541,955)                     (582,376)
       Purchases of property and equipment                                               (4,000)                      (23,498)
                                                                              -------------------             -----------------


               Net cash used in investing activities                                   (545,955)                     (605,874)
                                                                              -------------------             -----------------

Cash flows from financing activities
       Repayment of notes payable                                                              -                      (27,938)
       Purchase of treasury stock                                                          (985)                      (55,805)
       Principal payments under capital lease obligation                                 (3,872)                            -
                                                                              -------------------             -----------------


               Net cash used in financing activities                                     (4,857)                      (83,743)
                                                                              -------------------             -----------------

Net (decrease) increase in cash and cash equivalents                                   (197,812)                      400,449

Cash and cash equivalents at beginning of year                                        1,060,231                       805,083
                                                                              -------------------             -----------------

Cash and cash equivalents at end of the period.                            $            862,419            $        1,205,532
                                                                              ===================             =================



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2003
                                   (Unaudited)

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

     These results for the period ended January 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


     In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At January 31, 2003, the outstanding receivables related to these agreements amount to $453,833 and are due as follows:

                                                   License fee
                                                   installment
                   Year ending                     receivable
                   -----------                    -------------
                July 31, 2003                  $        184,167
                July 31, 2004                           269,666
                                                  -------------
                Total                          $        453,833
                                                  =============

3.   ACCOUNTS RECEIVABLE
     The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of January 31, 2003 and July 31, 2002 there was an allowance for doubtful accounts of $10,000 and $40,000, respectively.

4. RESEARCH AND DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS Research and development costs consist of salaries and other costs related to the development and enhancement of computer software programs. Software development costs are capitalized upon the establishment of product technological feasibility until the product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain factors including, but not limited to, the timing of technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Software development costs not capitalized are expensed as research and development.

     Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product.

     Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $3,383,792 and $3,645,458 at January 31, 2003 and July 31, 2002 respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

5.   TREASURY STOCK
     In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and will continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases will be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and are dependent on market conditions. During the quarter ended January 31, 2003, 4,500 shares of common stock were purchased pursuant to the Company's stock repurchase program.

6.   STOCK OPTIONS
     For the six months ending January 31, 2003, the Board of Directors granted stock options under the 2000 Stock Option Plan to employees to purchase 45,000 shares of common stock, at exercise prices ranging from $.17 to $.25, which represented the fair market values of the underlying common stock on the date of grant.

7.   LOSS PER COMMON SHARE
     Loss per common share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

     Excluded from the calculation of loss per share are options and warrants to purchase 2,383,000 and 2,445,800 of the Company's common stock for the three and six months ended January 31, 2003 and 2002, respectively as their effects would be antidilutive.

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

     In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for the stock options and will comply with the new disclosure requirements beginning with its quarter ending April 30, 2003.

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

REVENUES

Revenues for the quarter ended January 31, 2003 amounted to $1,345,355, representing a decrease of $125,458, or 8.5%, compared to revenues of $1,470,813 for the quarter ended January 31, 2002. Revenues for the six months ended January 31, 2003 amounted to $2,559,020, representing a decrease of $495,633, or 16.2%, compared to revenues of $3,054,653 for the six months ended January 31, 2002.

Software sales and license revenues for the three months ended January 31, 2003 amounted to $425,060 representing a decrease of $167,947, or 28.3%, compared to software sales and license revenues of $593,007 for the three months ended January 31, 2002. Software sales and license revenues for the six months ended January 31, 2003 amounted to $719,854, representing a decrease of $578,773, or 44.6% compared to software sales and license revenues of $1,298,627 for the six months ended January 31, 2002. The decrease in software sales and license revenues for the three and six months ended January 31, 2003 compared to the prior year periods is primarily due to difficult economic conditions both domestically and internationally which have resulted in a reduction in information technology spending by many of our potential customers. Additionally, tighter budgets and higher required approval levels have caused customers to enter into smaller transactions in terms of dollar value, as well as contributed to longer sales cycles.

Software maintenance fees for the three months ended January 31, 2003 amounted to $868,505, representing an increase of $3,324, or .4%, compared to software maintenance fees of $865,181 for the three months ended January 31, 2002. Software maintenance fees for the six months ended January 31, 2003 amounted to $1,754,206, representing an increase of $32,830 or 1.9%, compared to software maintenance fees of $1,721,376 for the six months ended January 31, 2002. The consistency in maintenance revenue is attributable to the stability of the Company's installed customer base and products.

Other revenues for the three months ended January 31, 2003 amounted to $51,790, representing an increase of $39,165 or 310.2%, compared to $12,625 for the three months ended January 31, 2002. Other revenues for the six months ended January 31, 2003 amounted to $84,960, representing an increase of $50,310, or 145.2%, compared to $34,650 for the six months ended January 31, 2002. Other revenue generated for the three and six months ended January 31, 2003 is primarily attributable to royalty payments from an OEM partner established in May 2002. Typically however, these revenues are related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers. Consequently, consulting revenue can vary considerably from period to period.

OPERATING EXPENSES
Operating expenses for the three months ended January 31, 2003 amounted to $1,565,436, representing a decrease of $107,712 or 6.4%, compared to cost of revenues of $1,673,148 for the three months ended January 31, 2002. Operating expenses for the six months ended January 31, 2003 amounted to $2,990,872, representing a decrease of $259,095, or 8% compared to the cost of revenues of $3,249,967 for the six months ended January 31, 2002. The decrease in operating expenses for the three and six months ended January 31, 2003 is a combined result of the following fluctuations:

Amortization of capitalized software costs for the three months ended January 31, 2003 amounted to $387,556, representing a decrease of $11,450 or 2.9%, compared to amortization of capitalized software costs of $399,006 for the three months ended January 31, 2002. Amortization of capitalized software costs for the six months ended January 31, 2003 amounted to $758,156, representing a decrease of $86,471 or 10.2%, compared to amortization of capitalized software costs of $844,627 for the six months ended January 31, 2002. The decrease in amortization of capitalized software costs for the three and six months ended January 31, 2003 compared to the corresponding periods in the prior fiscal year is principally due to capitalized software which had been fully amortized in fiscal 2002.

Commissions for the three months ended January 31, 2003 amounted to $281,171, representing a decrease of $23,244 or 7.6%, compared to the three months ended January 31, 2002. Commissions for the six months ended January 31, 2003 amounted to $389,821, representing a decrease of $202,111 or 34.1% compared to the six months ended January 31, 2002. The decrease in commissions is principally due to a decline in domestic and international sales due to weakened economies, which resulted in a reduction in information technology spending.

Research and development expenses for the three months ended January 31, 2003 amounted to $40,318, representing a decrease of $23,031 or 36.4%, compared to research and development expenses of $63,349 for the three months ended January 31, 2002. Research and development expenses for the six months ended January 31, 2003 amounted to $84,589, representing a decrease of $63,528, or 42.9% compared to the research and development expenses of $148,117 for the six months ended January 31, 2002. The decrease in research and development expenses for the three months ended January 31, 2003, compared to the prior period, is primarily due to increased resources allocated to support the Company's customer base and installed products. The decrease for the six months is attributable to increased resources allocated to capitalizable projects during the first quarter of the fiscal year 2003 and to resources allocated to support of the Company's customer base and installed products.

Selling and marketing expenses for the three months ended January 31, 2003 amounted to $169,137 representing a decrease of $51,166 or 23.2%, compared to selling and marketing expenses of $220,303 for the three months ended January 31, 2002. Selling and marketing expenses for the six months ended January 31, 2003 amounted to $394,318, representing a decrease of $57,071, or 12.6% compared to the selling and marketing expenses of $451,389 for the six months ended January 31, 2002. The decrease for the three and six month periods ended January 31, 2003 is principally due to a decrease in sales personnel compared to the prior year arising from a reorganization of the sales and marketing departments.

General and administrative expenses for the three months ended January 31, 2003 amounted to $687,254 representing an increase of $1,179, or .2%, compared to general and administrative expenses of $686,075 for the three months ended January 31, 2002. General and administrative expenses for the six months ended January 31, 2003 amounted to $1,363,988 representing an increase of $150,086, or 12.4%, compared to general and administrative expenses of $1,213,902 for the six months ended January 31, 2002. The increase in general and administrative expenses for the six months ended January 31, 2003, compared to the corresponding period in the prior fiscal year, is principally due to an increase in payroll and payroll related expenses for expanded staffing levels to support the anticipated future growth of the Company's business hired in November 2001 and a decrease in capitalized software development costs due to resources being allocated to support the Company's customer base and installed products as compared to prior year six month period.


OTHER INCOME

Interest income amounted to $2,018 and $3,542 for the three month and six month periods ended January 31, 2003 compared to $4,047 and $7,895 for the three and six month periods ended January 31, 2002. This decrease is primarily due to lower interest income generated from a lower average cash and cash equivalents balance as well as a lower return in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its fiscal 2003 and 2002 operations primarily from working capital and operating results. At January 31, 2003, the Company had cash and cash equivalents of $862,419 and a working capital deficit of $99,229, compared to cash and cash equivalents of $1,060,231 and working capital deficit of $85,297 at July 31, 2002. The increase in the working capital deficit is primarily due to a decrease in trade and installment accounts receivable associated with the decrease in software sales and license revenue during the period offset by a decrease in deferred revenue due to the timing of maintenance billings and cash receipts.

Operating activities provided cash of $353,000 and $1,090,066 for the six months ended January 31, 2003 and 2002, respectively. The decrease in net cash provided by operating activities of $737,066 was primarily due to the net results generated by the Company for the period, a decrease in charges incurred by the Company for depreciation and amortization and a decrease in deferred maintenance due to the timing of maintenance billings and cash receipts offset by a decrease in accounts receivable as a result of a decline in software sales during the six months ended January 31, 2003.

Investing activities used cash of $545,955 and $605,874 for the six months ended January 31, 2003 and 2002, respectively. Net cash used in investing activities was primarily due to the capitalization of software development costs for the six months ended January 31, 2003 and 2002.

Financing activities used cash of $4,857 and $83,743 for the six months ended January 31, 2003 and 2002, respectively. Cash used in financing activities decreased $78,886 due to the satisfaction of a note payable in fiscal 2002 and a decrease in the acquisition of treasury stock by the Company for the six months ended January 31, 2003.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of January 31, 2003, the Company has not borrowed against this line of credit. The line of credit expires on September 30, 2003, at which time the Company's intends to renew this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2003, at which time the Company's intends to renew this line of credit. As of January 31, 2003, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

The following table lists the Company's cash contractual obligations as of January 31, 2003:

                                              Payments Due by Period
                                             ----------------------------------------------------
                                                    Total           Less than        1-3 years
                                                                    1 year
                                             --------------     --------------     -------------
Contractual Obligations
Capital Lease Obligations                    $       19,710     $        8,425     $      11,285
                                             --------------     --------------     -------------
Facility Rent Operating Leases               $      736,978     $      236,096     $     500,882
                                             --------------     --------------     -------------
Total Contractual Cash Obligations
                                             $      756,688     $      244,521     $     512,167
                                             --------------     --------------     -------------

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

CHANGES IN INTERNAL CONTROLS

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

Date:  February 26, 2003



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

                                      -10-

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

Date:  February 26, 2003

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

Date:  February 26, 2003

/s/   Debra A. DiMaria
--------------------------
    Debra A. DiMaria
    Chief Financial Officer and Corporate Secretary