Form 10QSB
period 2003-04-30
PROGINET CORP
filed 2003-05-30
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2003

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

Yes  X                       No ___
    ---

There were 13,148,054 shares of Common Stock outstanding as of May 26, 2003.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2003


PART I.     FINANCIAL INFORMATION

            Balance Sheets as of April 30, 2003 (Unaudited)
                  and July 31, 2002                                            3

            Statements of Operations for the Three and Nine
                Months ended April 30, 2003 and 2002 (Unaudited)               4

            Statement of Stockholders' Equity for the
                Nine Months ended April 30, 2003 (Unaudited)                   5

            Statements of Cash Flows for the Nine
                Months ended April 30, 2003 and 2002 (Unaudited)               6

            Notes to Financial Statements (Unaudited)                          7

Item 2.     Management's Discussion and Analysis or Plan of Operations        12

Item 3.     Controls and Procedures                                           18

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                    20

CERTIFICATIONS                                                                21

                              PROGINET CORPORATION
                                 BALANCE SHEETS


                                                                           April 30,        July 31,
                                                                             2003             2002
                                                                          (Unaudited)       (Audited)
                                                                          -----------      -----------
                             ASSETS

Current assets
     Cash and cash equivalents                                            $    883,637    $  1,060,231
     Trade and installment accounts receivables, net                           717,016         807,897
     Prepaid expenses                                                           16,149          40,299
                                                                          ------------    ------------
                             Total current assets                            1,616,802       1,908,427
                                                                          ------------    ------------

Installment accounts receivables, due after one year                           129,666         303,833
Property and equipment, net                                                    140,393         175,142
Capitalized software development costs, net                                  3,762,674       3,811,959
Purchased software, net                                                        823,966       1,071,160
Other assets                                                                    33,181          44,733
                                                                          ------------    ------------
                                                                          $  6,506,682    $  7,315,254
                                                                          ------------    ------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                                $    269,803    $    376,248
     Current portion of obligation under capital lease                           8,665           7,965
     Deferred revenue                                                        1,445,119       1,609,511
                                                                          ------------    ------------
                             Total current liabilities                       1,723,587       1,993,724



Deferred rent                                                                  100,386         117,451
Long term obligation under capital lease                                         9,026          15,617
                                                                          ------------    ------------
                                                                             1,832,999       2,126,792
                                                                          ------------    ------------
Stockholders' equity

     Preferred stock, $.01 par value, 10,000,000 shares authorized,
          none issued                                                               --              --

     Common stock, $.001 par value, 40,000,000 shares authorized,
          14,251,058 shares issued at April 30, 2003 and July 31, 2002,
          respectively                                                          14,251          14,251

     Additional paid-in capital                                             11,849,358      11,849,358

     Treasury stock, at cost, 1,103,004 shares at April 30, 2003 and
          1,098,504 at July 31, 2002                                          (531,023)       (530,038)
                                                                          ------------    ------------
     Accumulated deficit                                                    (6,658,903)     (6,145,109)
                                                                          ------------    ------------

                             Total stockholders' equity                      4,673,683       5,188,462
                                                                          ------------    ------------
                                                                          $  6,506,682    $  7,315,254

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three months ended              Nine months ended
                                                                        April 30,                       April 30,
                                                                2003              2002          2003               2002
                                                                ----              ----          ----               ----
Revenues

               Software sales and license                 $    597,291      $    700,668     $  1,317,145      $  1,999,295
               Software maintenance fees                       876,918           952,851        2,631,124         2,674,227
               Other                                            51,953            20,497          136,913            55,147
                                                          ------------      ------------     ------------      ------------
                                                             1,526,162         1,674,016        4,085,182         4,728,669
                                                          ------------      ------------     ------------      ------------

Operating expenses

               Amortization of capitalized software            379,343           344,476        1,137,499         1,189,103
               costs
               Commissions                                     320,803           230,786          710,624           822,718
               Research and development                         38,545            39,318          123,134           187,435
               Selling and marketing                           174,504           203,168          568,822           654,557
               General and administrative                      699,195           631,484        2,063,183         1,845,386
                                                          ------------      ------------     ------------      ------------
                                                             1,612,390         1,449,232        4,603,262         4,699,199
                                                          ------------      ------------     ------------      ------------

(Loss) income from operations                                  (86,228)          224,784         (518,080)           29,470

Other income

               Interest income                                     744             2,283            4,286            10,178
                                                          ------------      ------------     ------------      ------------

Net (loss) income                                         $    (85,484)     $    227,067     $   (513,794)     $     39,648
                                                          ============      ============     ============      ============

Basic and diluted (loss) income per common share          $      (0.01)     $       0.02     $      (0.04)     $       0.00
                                                          ============      ============     ============      ============


Weighted average common shares outstanding - basic          13,148,054        13,275,638       13,150,063        13,365,027
                                                          ============      ============     ============      ============

Weighted average common shares outstanding - dilutive       13,148,054        13,461,183       13,150,063        13,511,622
                                                          ============      ============     ============      ============


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED APRIL 30, 2003 (UNAUDITED)



                                        COMMON STOCK             ADDITIONAL
                                  ------------------------        PAID-IN          TREASURY        ACCUMULATED
                                  SHARES            AMOUNT        CAPITAL            STOCK           DEFICIT           TOTAL
                                  ------            ------        -------            -----           -------           -----

Balance - August 1, 2002        14,251,058      $    14,251      $11,849,358     $  (530,038)     $(6,145,109)     $ 5,188,462

Purchase of treasury stock                                                              (985)                             (985)

Net loss                                                                                             (513,794)        (513,794)
                               -----------      -----------      -----------     -----------      -----------      -----------
Balance - April 30, 2003        14,251,058      $    14,251      $11,849,358     $  (531,023)     $(6,658,903)     $ 4,673,683
                               ===========      ===========      ===========     ===========      ===========      ===========




The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                            April 30,
                                                                                            ---------
                                                                                     2003                 2002
                                                                                     ----                 ----
Cash flows from operating activities
      Net (loss) income                                                         $  (513,794)        $    39,648
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization                                            1,187,711           1,387,246
         (Recovery of) provision for bad debt allowance                              (3,123)             33,008
         Deferred maintenance revenue                                              (164,392)            (48,050)
         Deferred rent                                                              (17,065)            (11,584)
         Stock options and warrants issued for services                                  --              39,559
         Changes in operating assets and liabilities
             Trade and installment accounts receivables                             268,171             (56,351)
             Prepaid expenses and other current assets                               24,150              18,108
             Other assets                                                            11,552               3,221
             Accounts payable and accrued expenses                                 (106,445)            (12,726)
                                                                                -----------         -----------

               Net cash provided by operating activities                            686,765           1,392,079
                                                                                -----------         -----------

Cash flows from investing activities
      Purchased software                                                                 --             (60,000)
      Capitalized software development costs                                       (841,020)           (888,591)
      Purchases of property and equipment                                           (15,463)            (29,866)
                                                                                -----------         -----------


               Net cash used in investing activities                               (856,483)           (978,457)
                                                                                -----------         -----------

Cash flows from financing activities
      Repayment of notes payable                                                         --             (37,251)
      Purchase of treasury stock                                                       (985)           (110,543)
      Principal payments under capital lease obligation                              (5,891)                 --
                                                                                -----------         -----------


               Net cash used in financing activities                                 (6,876)           (147,794)
                                                                                -----------         -----------

Net (decrease) increase in cash and cash equivalents                               (176,594)            265,828

Cash and cash equivalents at beginning of year                                    1,060,231             805,083
                                                                                -----------         -----------

Cash and cash equivalents at end of the period                                  $   883,637         $ 1,070,911
                                                                                ===========         ===========


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2003
                                   (Unaudited)

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

         These results for the period ended April 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At April 30, 2003, the outstanding receivables related to these agreements amount to $313,834 and are due as follows:

                                                   License fee
                        Year ending                installment receivable
                        -----------                ----------------------
                       July 31, 2003                 $          184,167
                       July 31, 2004                            129,667
                                                     ------------------
                            Total                    $          313,834
                                                     ==================

3.       ACCOUNTS RECEIVABLE

         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of April 30, 2003 and July 31, 2002 there was an allowance for doubtful accounts of $10,000 and $40,000, respectively.

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

         Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $3,680,735 and $3,645,458 at April 30, 2003 and July 31, 2002
         respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

5.       TREASURY STOCK

         In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and was to continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases were to be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and are dependent on market conditions. On April 1, 2003, the Company voluntarily delisted from the TSX. This action terminated the stock repurchase program authorized by the Board of Directors in September 2002. For the period from October 9, 2002 through April 1, 2003, 4,500 shares of common stock were purchased pursuant to this stock repurchase program.
         Immediately following delisting from the TSX Exchange, the Company commenced another stock repurchase program ("the Program") for the purchase of up to 1,000,000 shares of Proginet common stock. The purchases will be made from time to time on the OTC-BB at the Company's discretion and are dependent on market conditions and SEC regulations. As of April 30, 2003, no shares of common stock were purchased under the Program.

6.       STOCK OPTIONS AND STOCK BASED COMPENSATION

         We  account  for our  stock  option  plans  under the  recognition  and measurement principles of APB Option No. 25, "Accounting for Stock Issued Employees, and Related Interpretations". No stock-based compensation cost is reflected in net (loss) income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and
         (loss) income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:


                                                  Three months ended                        Nine months ended
                                                       April 30,                                April 30,
                                         --------------------------------------    -------------------------------------
                                                2003                 2002               2003                 2002
                                                ----                 ----               ----                 ----
Net (loss) income, as reported               $ (85,484)          $ 227,067           $(513,794)          $  39,648

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                        (18,253)            (29,255)            (68,196)           (142,233)
                                             ---------           ---------           ---------           ---------
Net (loss) income, as adjusted               $(103,737)          $ 197,812           $(581,990)          $(102,585)
                                             ---------           ---------           ---------           ---------

(Loss) income per share:

      Basic and diluted-as reported          $    (.01)          $     .02           $    (.04)          $    (.00)
      Basic and diluted-as adjusted          $    (.01)          $     .01           $    (.04)          $    (.01)

         For the nine months ending April 30, 2003, the Board of Directors granted stock options under the 2000 Stock Option Plan to employees to purchase 45,000 shares of common stock, at exercise prices ranging from $.17 to $.25, which represented the fair market values of the underlying common stock on the dates of grant.

7.       (Loss) Income Per Common Share

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

         The  following  table sets forth the  computation  of basic and diluted
         (loss) income per share:


                                                   Three months ended                          Nine months ended
                                          --------------------------------------       -----------------------------------
                                                        April 30,                                  April 30,
                                          --------------------------------------       -----------------------------------
                                                 2003                 2002               2003                         2002
                                                 ----                 ----               ----                         ----
Numerator:
Net (loss) income                         $    (85,484)         $    227,067         $          (513,794)         $     39,648
                                          ============          ============         ===================          ============


Denominator:
Basic - weighted average shares             13,148,054            13,275,638                  13,150,063            13,365,027
      Stock Options                            185,545               146,595
Diluted - weighted average shares           13,148,054            13,461,183                  13,150,063            13,511,622
                                          ============          ============         ===================          ============
Net  (loss) income per share

Basic                                            (0.01)                 0.02                       (0.04)                 0.00
                                          ============          ============         ===================          ============
Diluted                                   $      (0.01)         $       0.02         $             (0.04)         $       0.00
                                          ============          ============         ===================          ============

         Excluded from the calculation of (loss) income per share are options and warrants to purchase 2,298,000 shares of the Company's common stock for the three and nine months ended April 30, 2003 and 1,906,500 and 1,886,933 shares of the Company's common stock for the three and nine months ended April 30, 2002, respectively, as their effects would be antidilutive.

8.       LITIGATION AND CLAIM

         The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of FAS No. 146 will not have a material impact on its results of operations or financial position.

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF No. 00-21"), Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management believes that the adoption of EITF No. 00-21 will not have a significant impact on its results of operations or financial position.

         In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for the stock options and has complied with the new disclosure requirements beginning with its quarter ending April 30, 2003.

         In April 2003, the FASB issued FAS No. 149," Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. Management believes that the adoption of FAS No. 149 will not have a material impact on its results of operations or financial position.

         In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the adoption of FAS No. 150 will not have a material impact on its financial position.

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

We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Probability of collection is based upon our assessment of the customer's financial condition through review of its current financial statements or credit reports. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants ("AICPA") and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial conditions and results of operations.

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

REVENUES

Revenues for the quarter ended April 30, 2003 amounted to $1,526,162, representing a decrease of $147,854, or 8.8%, compared to revenues of $1,674,016 for the quarter ended April 30, 2002. Revenues for the nine months ended April 30, 2003 amounted to $4,085,182, representing a decrease of $643,487, or 13.6%, compared to revenues of $4,728,669 for the nine months ended April 30, 2002.

Software sales and license revenues for the three months ended April 30, 2003 amounted to $597,291 representing a decrease of $103,377, or 14.8%, compared to software sales and license revenues of $700,668 for the three months ended April 30, 2002. Software sales and license revenues for the nine months ended April 30, 2003 amounted to $1,317,145, representing a decrease of $682,150, or 34.1% compared to software sales and license revenues of $1,999,295 for the nine months ended April 30, 2002. The decrease in software sales and license revenues for the three and nine months ended April 30, 2003 compared to the prior year periods is primarily due to domestic economic conditions which have resulted in a reduction in information technology spending by many of our potential customers. Additionally, tighter budgets and higher required approval levels have caused customers to enter into smaller transactions in terms of dollar value, as well as contributed to longer sales cycles.

Software maintenance fees for the three months ended April 30, 2003 amounted to $876,918, representing a decrease of $75,933, or 8%, compared to software maintenance fees of $952,851 for the three months ended April 30, 2002. Software maintenance fees for the nine months ended April 30, 2003 amounted to $2,631,124, representing a decrease of $43,103 or 1.6%, compared to software maintenance fees of $2,674,227 for the nine months ended April 30, 2002. The decrease in maintenance revenue for the three and nine months ended April 30, 2003, compared to the prior year periods is primarily attributable to a one time adjustment in April 2002, for maintenance revenue due from the acquisition of certain software products from SureFire Commerce, and customer maintenance contract cancellations primarily associated with this product line.

Other revenues for the three months ended April 30, 2003 amounted to $51,953, representing an increase of $31,456 or 153.5%, compared to $20,497 for the three months ended April 30, 2002. Other revenues for the nine months ended April 30, 2003 amounted to $136,913, representing an increase of $81,766, or 148.3%, compared to $55,147 for the nine months ended April 30, 2002. Other revenue generated for the three and nine months ended April 30, 2003 is primarily attributable to royalty payments from an OEM partner established in May 2002. However, these revenues are typically related to ad-hoc consulting services that are provided in response to requests for support from existing customers. Consequently, consulting revenue can vary considerably from period to period.

OPERATING EXPENSES

Operating expenses for the three months ended April 30, 2003 amounted to $1,612,390, representing an increase of $163,158 or 11.3%, compared to of $1,449,232 for the three months ended April 30, 2002. Operating expenses for the nine months ended April 30, 2003 amounted to $4,603,262, representing a decrease of $95,937, or 2% compared to $4,699,199 for the nine months ended April 30, 2002. The increase in operating expenses for the three months and the decrease for the nine months ended April 30, 2003 is a combined result of the following fluctuations:

Amortization of capitalized software costs for the three months ended April 30, 2003 amounted to $379,343, representing an increase of $34,867 or 10.1%, compared to amortization of capitalized software costs of $344,476 for the three months ended April 30, 2002. Amortization of capitalized software costs for the nine months ended April 30, 2003 amounted to $1,137,499, representing a decrease of $51,604 or 4.3%, compared to amortization of capitalized software costs of $1,189,103 for the nine months ended April 30, 2002. The increase in amortization expense for the three months ended April 30, 2003, compared to the prior year period is primarily a result of capitalized projects that became generally available in the fourth quarter of fiscal year 2002. The decrease in amortization of capitalized software costs for the nine months ended April 30, 2003 compared to the corresponding period in the prior fiscal year is principally due to capitalized software, which had been fully amortized, in fiscal 2002.

Commissions for the three months ended April 30, 2003 amounted to $320,803, representing an increase of $90,017 or 39%, compared to the three months ended April 30, 2002. Commissions for the nine months ended April 30, 2003 amounted to $710,624, representing a decrease of $112,094 or 13.6% compared to the nine months ended April 30, 2002. The increase in commissions for the three months ended April 30, 2003, as compared to the corresponding period in the prior fiscal year is due to increased international software sales resulting in additional distributor commissions which are paid at a higher commission rate than direct sales commissions. The decrease in commissions for the nine months ended April 30, 2003, compared to the prior year period is principally due to a decline in domestic software sales due to the weakened economy, which resulted in a reduction in domestic information technology spending whereas international software sales remained consistent for the comparable nine month periods.

Research and development expenses for the three months ended April 30, 2003 amounted to $38,545, representing a decrease of $773 or 2%, compared to research and development expenses of $39,318 for the three months ended April 30, 2002. Research and development expenses for the nine months ended April 30, 2003 amounted to $123,134, representing a decrease of $64,301, or 34.3% compared to the research and development expenses of $187,435 for the nine months ended April 30, 2002. Research and development expenses for the three months ended
April 30, 2003, compared to the prior period are comparable as the Company reallocated resources to the development of future products consistent with the level of resources allocated in the prior year quarter. The decrease for the nine months is attributable to increased resources allocated to capitalizable projects during the first quarter of the fiscal year 2003 and to resources allocated to support the Company's customer base and installed products.

Selling and marketing expenses for the three months ended April 30, 2003 amounted to $174,504 representing a decrease of $28,664 or 14.1%, compared to selling and marketing expenses of $203,168 for the three months ended April 30, 2002. Selling and marketing expenses for the nine months ended April 30, 2003 amounted to $568,822, representing a decrease of $85,735, or 13.1% compared to the selling and marketing expenses of $654,557 for the nine months ended April 30, 2002. The decrease for the three and six month periods ended April 30, 2003 is principally due to a decrease in sales personnel compared to the prior year arising from a reorganization of the sales and marketing departments.

General and administrative expenses for the three months ended April 30, 2003 amounted to $699,195 representing an increase of $67,711, or 10.7%, compared to general and administrative expenses of $631,484 for the three months ended April 30, 2002. General and administrative expenses for the nine months ended April 30, 2003 amounted to $2,063,183 representing an increase of $217,797, or 11.8%, compared to general and administrative expenses of $1,845,386 for the nine months ended April 30, 2002. The increase in general and administrative expenses for the three and nine months ended April 30, 2003, compared to the corresponding period in the prior fiscal year, is principally due to an increase in payroll and payroll related expenses for expanded staffing levels to support the anticipated future growth of the Company's business and due to a decrease in capitalized software development costs for resources allocated to support the Company's customer base and installed products as compared to prior year three and nine month periods, offset slightly by a decrease in depreciation expense for assets fully depreciated in the prior year.

OTHER INCOME

Interest income amounted to $744 and $2,283 for the three month and nine month periods ended April 30, 2003 compared to $4,286 and $10,178 for the three and nine month periods ended April 30, 2002. This decrease is primarily due to lower interest income generated from a lower average cash and cash equivalents balance as well as a lower return in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its fiscal 2003 and 2002 operations primarily from working capital and operating results. At April 30, 2003, the Company had cash and cash equivalents of $883,637 and a working capital deficit of $106,785, compared to cash and cash equivalents of $1,060,231 and working capital deficit of $85,297 at July 31, 2002. The increase in the working capital deficit is primarily due to a decrease in cash and cash equivalents as a result of the net loss for the period and a decrease in trade and installment accounts receivable associated with the decrease in software sales and license revenue during the period offset by a decrease in deferred revenue due to the timing of maintenance billings cash receipts and a decrease in accounts payable and accrued expenses due to the timing of cash disbursements.

Operating activities provided cash of $686,765 and $1,392,079 for the nine months ended April 30, 2003 and 2002, respectively. The decrease in net cash provided by operating activities of $705,314 was primarily due to the net results generated by the Company for the period, a decrease in charges incurred by the Company for depreciation and amortization and a decrease in deferred maintenance due to the timing of maintenance billings and cash receipts offset by a decrease in accounts receivable as a result of a decline in software sales during the nine months end April 30, 2003.

Investing activities used cash of $856,483 and $978,457 for the nine months ended April 30, 2003 and 2002, respectively. For the nine months ended April 30, 2003, net cash used in investing activities decreased due to the decrease of the capitalization of software development costs and the final payment related to the acquisition of computer software products from SureFire Commerce made during the nine months ended April 30, 2002.

Financing activities used cash of $6,876 and $147,794 for the nine months ended April 30, 2003 and 2002, respectively. Cash used in financing activities decreased $140,918 due to the satisfaction of a note payable in fiscal 2002 and a decrease in the acquisition of treasury stock by the Company for the nine months ended April 30, 2003.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. As of April 30, 2003, the Company has not borrowed against this line of credit. The line of credit expires on September 30, 2003, at which time the Company intends to renew this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In April 2003, this line of credit was increased to $500,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and will expire on May 31, 2004. As of April 30, 2003, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

The following table lists the Company's cash contractual obligations as of April 30, 2003:


                                                  Payments Due by Period
                                                  ----------------------------------------------
                                                      Total      Less than 1 year      1-3 years
                                                      -----      ----------------      ---------
         Contractual Obligations

         Capital Lease Obligations                  $ 17,693         $  8,665         $  9,028
                                                    --------         --------         --------
         Facility Rent Operating Leases             $678,919         $238,412         $440,507
                                                    --------         --------         --------
         Total Contractual Cash Obligations         $696,612         $247,077         $449,535
                                                    --------         --------         --------


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits 99.1 - Certification of Periodic Report

(b)      Reports on Form 8K:

         (1) The Registrant filed a Report on form 8-K dated March 17, 2003 to report an event under Items 5 and 7

         (2) The Registrant filed a Report on Form 8-K dated April 15, 2003 to report an event under Items 5 and 7

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 29, 2003



                                           PROGINET CORPORATION


                                           /s/ Kevin M. Kelly
                                           -------------------------------------
                                           Kevin M. Kelly, President and
                                           Chief Executive Officer



                                           /s/ Debra A. DiMaria
                                           -------------------------------------
                                           Debra A. DiMaria
                                           Chief Financial Officer and
                                           Corporate Secretary

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

Date:  May 29, 2003

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

Date:  May 29, 2003

/s/ Debra A. DiMaria
-----------------------------------------------
Debra A. DiMaria
Chief Financial Officer and Corporate Secretary