Form 10KSB
period 2003-07-31
PROGINET CORP
filed 2003-10-03
CIK 934868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2003

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      ___________

                        COMMISSION FILE NUMBER 000-30151

                              PROGINET CORPORATION

   (Exact name of small business issuer as specified in its charter)

                Delaware                                                11-3264929
                --------                                                ----------
(State or other jurisdiction of incorporation or organization)       (I.R.S.  employer
                                                                     identification no.)

200 Garden City Plaza, Garden City, New York                               11530
--------------------------------------------                               -----
 (Address of principal executive offices)                                (Zip Code)

Issuer's telephone number, including area code  (516) 535-3600
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

Yes  X     No
    ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._ X__

Issuer's revenues for its most recent fiscal year $5,386,921.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of August 15, 2003 was approximately $3,549,975. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 13,148,054 shares of Common Stock outstanding at August 15, 2003.

Documents  Incorporated  by  Reference  - Proxy  Statement  for the 2003  Annual
     Meeting of Stockholders- incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:

Yes     No  X
    ---    ---

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                     PART I

Item 1.      Description of Business..............................................................................1

Item 2.      Description of Property..............................................................................6

Item 3.      Legal Proceedings....................................................................................6

Item 4.      Submission of Matters to a Vote of Security Holders..................................................6

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.............................................7

Item 6.      Management's Discussion and Analysis or Plan of Operation............................................8

Item 7.      Financial Statements................................................................................13

Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................32

Item 8A.     Controls and Procedures.............................................................................32


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the
             Exchange Act. ......................................................................................33

Item 10.     Executive Compensation..............................................................................33

Item 11.     Security Ownership of Certain Beneficial Owners and Management......................................33

Item 12.     Certain Relationships and Related Transactions......................................................33

Item 13.     Exhibits and Reports on Form 8-K....................................................................34

             Signatures..........................................................................................35

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Proginet  Corporation  ("Proginet"  or "the  Company")  is a  global  enterprise software company. Proginet's software solutions allow our customers to effectively and securely manage their security passwords and data within their information technology (IT) systems, which span most business sectors of the economy. The Company's products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in the U.S. through its direct sales force and internationally through distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia. The Company's stock is traded on the OTC Bulletin Board under the symbol PRGF.

GENERAL DEVELOPMENT OF THE BUSINESS

Proginet was incorporated in New York in 1985 as The Teleprocessing Connection, Inc (TCI) and changed its name in 1990 to Proginet Corp. In 1995, Proginet Corp. merged with a Delaware corporation and became Proginet Corporation.

PRODUCTS

The following is a brief description of the principal products currently marketed by Proginet. Proginet has designed its products with an emphasis on security, reliability, ease of deployment and use, and strong ROI's. Proginet's goal is to protect its customers' investments in numerous networking hardware and software, and to provide its customers with flexibility for future investments in standards based technology and Internet technology.

Proginet's enterprise file transfer technology allows users to send their information over internal networks and the Internet, confident that no one other than the intended recipient can read or receive the information. Proginet's information movement software is currently being used by some of the largest corporations in the world. Proginet offers seven software solutions for moving information between computers. The Secure Internet File Transfer product (SIFT) was introduced to the market in July 2003, as standards based web service technology to address the B2B data transfer requirements of hundreds of thousands of companies. Thus, SIFT is designed specifically for Internet file transfer and the other six are designed for internal network file transfers.

Proginet currently offers the following products in the information movement space:

      o SIFT, or Secure Internet File Transfer, is a Web Service that provides connectivity with business partners or consumers needing secure file data exchange over the Internet using open protocols. As a web service, SIFT supports HTTPS, SOAP, UDDI, WSDL, and Struts. For encryption, SIFT supports SSL, AES and DES. For authentication and non-repudiation, SIFT supports X509 Digital Certificates and hacking

      o CyberFusion provides secure reliable information movement across the large enterprise internal networks. This product includes some of the strongest encryption available including DES, Triple DES, Blowfish and Blowfish Long, along with extensive features to allow for the automation of information movement needs.

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

Proginet's password management technology addresses the problem of "too many passwords" that affects individual users from small to large corporate enterprises. Individual users may have many passwords to access the different systems in a typical environment. Often they resort to writing passwords on a "Post-It". Such practices cause enterprises to have an exposure when users write the password down or choose simple passwords that are easier to remember. Another consequence develops when users create complex passwords for improved security and then forget their passwords, creating a significant burden for help desk personnel.

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

In 2003, Proginet introduced a new version of the SecurPass Reset product, providing improved performance capabilities. These improvements reduce both cost and time delay in accessing systems.

Proginet believes that enterprises can simplify and consolidate their security administration functions using SecurPass Sync and Reset, as a first step to regaining and keeping control over their information technology environments.

STRATEGY

Proginet's strategy continues to be to develop market relevant security software applications that are standards based technology applications for information movement and password management. Proginet implements its strategy by investing in a highly qualified and motivated research and development team, that produces and brings to market unique and creative products geared to the security software requirements of large, medium and most recently small enterprises with the introduction of our SIFT product. Such technology includes security and management features to assure secure access to systems and reliable transfers.

Proginet is a significant vendor providing secure enterprise file transfer software to the Financial Services and Healthcare Industries worldwide and other enterprises, which benefit from our technologies. Proginet's technology provides comprehensive features and capabilities to assure compliance with all laws, regulations and standards appropriate for these industries - generating cost effective, efficient, scalable, reliable and secure infrastructure to move, manage, protect and secure these enterprises' most important asset - their data.

The driving force behind Proginet's strategy is the absolute dedication and commitment to fully utilize Proginet's expertise, background, and core competencies in the critical area of security related to data movement and control. These competencies resulted in Proginet's development of the Security and Information Exchange Architecture for the Global Enterprise (SIEA) Model in 2002. This model is one of the most comprehensive data movement and security models ever introduced in the software industry - in the instant access world of the Internet. In 2003, the Company continued the implementation of this model with the introduction of SIFT, the next major component of the SIEA strategy.

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

The SIEA Model capitalizes on Proginet's position as, a multi-vendor, multi-protocol, multi-standards software innovator. Proginet provides the standardized integration of disparate architectures, to empower large complex enterprises to seamlessly integrate their myriad of computing platforms and applications for a totally open and standards based infrastructure. The global enterprise must have a standard infrastructure that can be modified and/or changed as its business requirements evolve and change. The constraints and restrictions of the old "legacy" approach or the "uncontrolled" distributed approach will not suffice in today's, anytime, anywhere, anyway environment.

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

Proginet's SIEA Model addresses all of the major requirements of the large global enterprises which have worldwide-distributed information processing configurations and with the introduction of SIFT the Company's technology is deployable and beneficial for dramatically expanded marketplace of small and medium companies as well. The SIEA Model provides for major functionality for data movement and security through Proginet software. Proginet's software architecture also provides for standards compliance and deployment and provides for full integration to the extensive software tools and applications deployed or to be deployed throughout the global enterprises. The SIEA Model as it continues to be developed is a superior solution for all size enterprises.

SALES AND MARKETING

Proginet's sales strategy is comprised of four sales models: direct sales in the U.S.; indirect sales in the U.S. through distributors; indirect international sales through distribution partners in over 30 countries around the world; and alliances with partners who integrate Proginet's technology with their technology and sell the combined product(s). This last model is commonly referred to as OEM.

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees. The direct sales model covers the entire sales cycle from lead generation through trial evaluation process, typically 60 to 150 days, to the signing of a software license agreement. Proginet estimates that the "typical" sales cycle averages about 120 days and Proginet closes approximately two-thirds of trials started. The indirect U.S. sales model is built on the premise that business connections and knowledge in various vertical markets can be beneficial in establishing business relationships and closing sales faster in instances where Proginet did not have a presence. Therefore, Proginet is continuing to extend the indirect channels program used internationally to the U.S. domestic sales process.

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

Proginet's marketing strategy is centered on communicating the Company's product solutions to the marketplace. It is focused in three primary categories: targeted vertical marketing, product management and marketing communications.

Targeted vertical marketing identifies specific vertical markets where Proginet's products are most beneficial to create the greatest number of opportunities and then develops positioning, programs and materials to reach these customers and support sales activities.

Product management's function is to translate customer requirements, market requirements and competitive differentiators into product development plans, and to work with the development team through product completion. Product management is also responsible for training the Company on product information and strategy.

Marketing communications is a comprehensive program to deliver Proginet's message to identified audiences. These methods include trade press coverage, trade show attendance, industry conference participation, developing industry analyst relationships, targeted direct mail campaigns and through our internet website. Our website is an important part of our sales lead generation program, and as such, we continue to invest in improving our website content and promoting the website in search engines and paid online advertising.

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

EMPLOYEES

As of July 31, 2003, Proginet had 39 full-time salaried employees and three consultants on retainer. The Company believes its relations with its employees are satisfactory.

COMPETITION

The enterprise management software business is highly competitive. Many of our competitors including IBM, Computer Associates, Sterling Commerce and Valicert, as well as large computer manufacturers such as Sun and HP, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that the key criteria considered by potential purchasers of our products are as follows: the operational advantages and cost savings provided by our products; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser's existing systems; ease of product installation and use; quality of support and product documentation; and the experience and financial stability of our company.

GOVERNMENT REGULATION

Proginet has received authorization from the United States Commerce Department to export strong encryption that will ensure the security of critical business information transferred worldwide via the Internet. Other than this authorization, the Company is not subject to direct regulation by any government agency, other than regulations applicable to businesses in general.

INTELLECTUAL PROPERTY

Proginet does not possess any patents. Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights. Proginet has registered the trademarks IND$File, TCS, CyberFusion, SecurPass and TransAccess in the United States. These trademarks are considered significant in the protection of the Company's technology. The Company believes that its source code and its product designs are best protected by the Company's Employee Confidential Information and Non-Competition Agreements entered into with each of its employees. In addition, Proginet owns most of the Internet domain names for its products.

RESEARCH AND DEVELOPMENT ACTIVITIES

During the years ended July 31, 2003 and 2002, Proginet spent $151,284 and $246,968, respectively, on research and development activities.

ITEM 2.       DESCRIPTION OF PROPERTY

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where a all employees are located. This lease expires January 2006.


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In September 2000, Proginet common stock began trading on the OTC Bulletin Board ("OTC-BB") under the symbol PRGF.

Proginet's common stock was also listed on the TSX Venture Exchange ("TSX Venture"), under the symbol PRF.U, until the Company voluntarily delisted from the TSX Venture on April 1, 2003.

The following table shows the high and low bid information, in U.S. dollars, of Proginet's common stock on the OTC-BB for each quarter within the last two fiscal years:

        Quarter Ended                      High        Low
        -------------                      ----        ---
        July 31, 2003                      $0.42       $0.20
        April 30, 2003                     $0.24       $0.12
        January 31, 2003                   $0.30       $0.11
        October 31, 2002                   $0.25       $0.11
        July 31, 2002                      $0.36       $0.13
        April 30, 2002                     $0.40       $0.22
        January 31, 2002                   $0.43       $0.22
        October 31, 2001                   $0.48       $0.14

The following table shows the high and low bid information, in U.S. dollars, of Proginet's common stock on the TSX Venture for each quarter for fiscal year 2001 and for the period from August 1, 2002 through April 1, 2003 (when the Company voluntarily delisted from the TSX Venture).

        Quarter Ended                       High        Low
        -------------                       ----        ---
        July 31, 2003                       $ -         $ -
        April 30, 2003                      $0.24       $0.15
        January 31, 2003                    $0.24       $0.15
        October 31, 2002                    $0.31       $0.13
        July 31, 2002                       $0.29       $0.11
        April 30, 2002                      $0.55       $0.20
        January 31, 2002                    $0.45       $0.25
        October 31, 2001                    $0.30       $0.11

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

 In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income from operations, and net income, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition and capitalized software development costs. These policies are described in detail below. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants ("AICPA") and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

We capitalize our software development costs when the projects under development reach technological feasibility as defined by Financial Accounting Standard ("FAS") No. 86, and amortize these costs over the products' estimated useful lives. Under FAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by FAS No. 86 requires that we estimate future cash flows to be generated by the products and use judgment in quantifying the appropriate amount to write off, if any. Actual cash flows and amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs.

FISCAL PERIODS ENDED JULY 31, 2003 AND JULY 31, 2002

Total revenues for the year ended July 31, 2003 amounted to $5,386,921, representing an decrease of $1,198,792, or 18.2% compared to revenues of $6,585,713 for the year ended July 31, 2002. During Fiscal 2003 and 2002, the Company did not enter into any software sales. Software license revenues decreased by $1,319,045, or 46.3%, to $1,528,840. The decrease in software license revenues compared to the prior year was primarily due to weakened economic conditions which have resulted in a reduction in information technology spending by many of our potential customers. Additionally, tighter budgets and higher required approval levels have caused customers to enter into smaller transactions in terms of dollar value, as well as contributed to longer sales cycles in fiscal 2003 compared to fiscal 2002.

Software maintenance fees and other increased by $120,253, or 3.2% to $3,858,081 compared to fiscal 2002 of $3,737,828. The increase in software maintenance fees and other is principally attributable to an increase in other revenues amounting to $144,934 offset by a decrease in software maintenance fees of $24,681. The increase in other revenues is primarily attributable to minimum royalty payments from an OEM partner established in May 2002, which amounted to $203,600 and $68,000 in fiscal 2003 and 2002, respectively. The decrease in software maintenance fees is related to a one-time adjustment in April 2002, for maintenance revenue due from the acquisition of certain software products from SureFire Commerce, and customer maintenance contract cancellations primarily associated with this product line.

Operating  expenses  decreased  to  $5,941,666  from  $6,400,737,  a decrease of
$459,071, or 7.2%, in fiscal 2003 compared to fiscal 2002. This decrease is a combined result of a 3% decrease or $45,104 in costs of software sales and licenses, a 53.5% increase or $218,981 in costs of maintenance fees and other, a 27.6% decrease or $326,525 in commissions, a 38.7% decrease or $95,684 in research and development, a 10.1% decrease or $87,644 in selling and marketing and a 5.7% decrease or $123,095 in general and administrative expenses. Costs of software sales and licenses (which principally includes amortization of capitalized software costs) decreased due to the full amortization of certain capitalized projects in fiscal 2002, which was greater than the amortization costs of the capitalized projects that became generally available in fiscal 2003. The increase in costs of maintenance fees and other (which principally consists of technical support payroll), is due to an increased allocation and an increase in payroll and payroll related expenses to support the Company's customer base and installed products. The decrease in commission expense compared to the prior year is due to a decrease in our software sales primarily arising from difficult economic worldwide conditions experienced in the information technology market. The decrease in research and development expenses is attributable to increased resources allocated to capitalizable projects and remaining resources being allocated to support the Company's customer base and installed products during fiscal 2003. The decrease in general and administrative expenses compared to the prior year is due to a decrease in profit related expenses incurred in the prior year such as profit sharing and discretionary compensation and a decrease in depreciation expense for assets that were fully depreciated in fiscal 2002.

Interest income amounted to $4,369 and $11,638 in fiscal 2003 and 2002, respectively. This decrease is primarily due to lower interest income generated from lower average cash and cash equivalents balance as well as a lower rate of return in fiscal 2003.

The Company reported a net loss of $550,376 for 2003 compared to a net income of $196,614 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2003, the Company had a cash and cash equivalent balance of $1,176,627 and a working capital deficit of $62,173 compared to $1,060,231 of cash and cash equivalents and working capital deficit of $85,297 at July 31, 2002. The working capital deficit remained consistent compared to prior year principally due to the stability of the Company's maintenance revenue and its associated cash receipts.

Operating activities provided cash of $1,380,490 and $1,671,841 at July 31, 2003 and 2002, respectively. The decrease of $291,351 in net cash provided by operating activities is primarily due to the net loss generated for fiscal 2003 and a decrease in deferred revenue due to the timing of maintenance billing cash receipts offset by a decrease in trade and installment receivables due to the collection of installment payments and the decrease in software sales experienced by the Company in fiscal 2003. Investing activities used cash of $1,255,144 and $1,262,978 for the years ended July 2003 and 2002, respectively. The slight decrease in investing activities is principally due to a final payment for the acquisition of computer software products from SureFire Commerce during fiscal 2002 offset by a slight increase in capitalized software development costs due to the Company's new product launch of SIFT in the fourth quarter of fiscal 2003. Financing activities used net cash of $8,950 as compared to using net cash of $153,715 in fiscal 2002 representing a decrease of $144,765 primarily due to a decrease in the purchase of treasury stock in fiscal 2003.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2004, at which time, the Company intends to renew this line of credit. As of July 31, 2003, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In April 2003, this line of credit was increased to $500,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2004, at which time the Company intends to renew this line of credit. As of July 31, 2003, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management believes that the adoption of EITF No. 00-21 will not have a significant impact on its results of operations or financial position.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate that FIN 45 will have a material impact on its financial position, results of operations and cash flows.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for the stock options and has complied with the new disclosure requirements beginning with its quarter ended April 30, 2003.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact, if any, of FIN 46 on its financial position, results of operations and cash flows.

In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. Management believes that the adoption of FAS No. 149 will not have a material impact on its results of operations or financial position.

In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the adoption of FAS No. 150 will not have a material impact on its financial position.

ITEM 7.       FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Reports of Independent Certified Public Accountants ......................................14
Balance Sheets as of July 31, 2003 and 2002 ..............................................16
Statements of Operations for the years ended July 31, 2003 and 2002 ......................17
Statements  of  Stockholders'  Equity for the years  ended July 31, 2003 and 2002. ................................................................................18
Statements of Cash Flows for the years ended July 31, 2003 and 2002 ......................19
Notes to Financial Statements ............................................................20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    PROGINET CORPORATION


We have audited the accompanying balance sheet of Proginet Corporation as of July 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



BDO SEIDMAN LLP


Melville, New York
August 29, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    PROGINET CORPORATION


We have audited the accompanying balance sheet of Proginet Corporation as of July 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP


Melville, New York
August 27, 2002

                                               PROGINET CORPORATION
                                                  Balance Sheets

                                                                                           July 31,
                  ASSETS                                                              2003           2002
                                                                                 ------------    ------------
Current assets
          Cash and cash equivalents                                              $  1,176,627    $  1,060,231
          Trade and installment accounts receivable, net                              543,632         807,897
          Prepaid expenses                                                             31,078          40,299
                               Total current assets                                 1,751,337       1,908,427

Installment accounts receivable, due after one year                                         -         303,833
Property and equipment, net                                                           128,810         175,142
Capitalized software development costs, net                                         3,898,364       3,811,959
Purchased software, net                                                               741,568       1,071,160
Other assets                                                                           32,262          44,733
                                                                                 ------------    ------------
                                                                                 $  6,552,341    $  7,315,254
                                                                                 ============    ============
          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
          Accounts payable and accrued expenses                                  $    290,189    $    376,248
          Current portion of obligation under capital lease                             9,094           7,965
          Deferred revenue                                                          1,514,227       1,609,511
                                                                                 ------------    ------------
                               Total current liabilities                            1,813,510       1,993,724
                                                                                 ------------    ------------

Deferred rent                                                                          95,208         117,451
Long term obligation under capital lease                                                6,522          15,617
                                                                                 ------------    ------------
                                                                                    1,915,240       2,126,792
                                                                                 ------------    ------------
Stockholders' equity
          Preferred stock, $.01 par value, 10,000,000 shares authorized,                    -               -
                   none issued
          Common stock, $.001 par value, 40,000,000 shares authorized,
               14,251,058 shares issued in 2003 and 2002, respectively                 14,251          14,251
          Additional paid-in capital                                               11,849,358      11,849,358
          Treasury stock, 1,103,004 and 1,098,504 shares, at cost, in 2003 and
                2002, respectively                                                   (531,023)       (530,038)
          Accumulated deficit                                                      (6,695,485)     (6,145,109)
                                                                                 ------------    ------------
                               Total stockholders' equity                           4,637,101       5,188,462
                                                                                 ------------    ------------
                                                                                 $  6,552,341    $  7,315,254
                                                                                 ============    ============


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            Statements of Operations

                                                                July 31,
                                                          2003            2002
                                                       ----------      ----------
Revenues
        Software sales and licenses                  $  1,528,840    $  2,847,885
        Software maintenance fees and other             3,858,081       3,737,828
                                                       ----------      ----------
                                                        5,386,921       6,585,713
                                                       ----------      ----------

Operating expenses
        Costs of software sales and licenses            1,479,431       1,524,535
        Costs of maintenance fees and other               628,338         409,357
        Commissions                                       857,960       1,184,485
        Research and development                          151,284         246,968
        Selling and marketing                             783,238         870,882
        General and administrative                      2,041,415       2,164,510
                                                       ----------      ----------
                                                        5,941,666       6,400,737
                                                       ----------      ----------

(Loss) income from operations                            (554,745)        184,976

Other income
        Interest income                                     4,369          11,638
                                                       ----------      ----------

Net (loss) income                                    $   (550,376)   $    196,614
                                                       ==========      ==========

Basic and diluted (loss) income per common share     $       (.04)   $        .01
                                                       ==========      ==========

Weighted average common shares outstanding - basic     13,149,546      13,311,623
                                                       ==========      ==========


Weighted average common shares outstanding - diluted   13,149,546      13,453,356
                                                       ==========      ==========


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                       Statements of Stockholders' Equity
                       Years ended July 31, 2003 and 2002

                                                                               Additional
                                                                                paid- in
                                                   Common stock                 capital
                                          --------------------------------    -------------
                                             Shares            Amount
                                          -------------     --------------
Balance - August 1, 2001                    14,251,058   $         14,251  $    11,809,799

Purchase of treasury stock

Warrants granted for services                                                       25,175

Stock options granted for services                                                  14,384

Net income
                                          -------------     --------------    -------------
Balance - July 31, 2002                     14,251,058             14,251       11,849,358



Purchase of treasury stock

Net loss
                                          -------------     --------------    -------------

Balance - July 31, 2003                     14,251,058   $         14,251  $    11,849,358
                                          =============     ==============    =============


                                                                Accum-
                                              Treasury          ulated
                                                stock           deficit           TOTAL
                                             ------------    --------------    ------------


Balance - August 1, 2001                  $    (415,856)  $    (6,341,723)  $    5,066,471

Purchase of treasury stock                     (114,182)                         (114,182)

Warrants granted for services                                                       25,175

Stock options granted for services                                                  14,384

Net income                                                         196,614         196,614
                                             ------------    --------------    ------------
Balance - July 31, 2002                        (530,038)       (6,145,109)       5,188,462

                                                   (985)                             (985)

Purchase of treasury stock

Net loss                                                         (550,376)       (550,376)
                                             ------------    --------------    ------------

Balance - July 31, 2003                   $    (531,023)  $    (6,695,485)  $    4,637,101
                                             ============    ==============    ============


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                            Statements of Cash Flows


                                                                         Year ended July 31,
                                                                         2003          2002
                                                                    -----------    -----------
Cash flows from operating activities
      Net (loss) income                                             $  (550,376)   $   196,614
      Adjustments to reconcile net (loss) income to cash
      provided by operating activities
          Depreciation and amortization                               1,544,663      1,754,099
          (Recovery of)  provision  for bad debt  allowance,             (3,123)        33,008
          net
          Deferred maintenance revenue                                  (95,284)       190,067
          Deferred rent                                                 (22,243)       (16,341)
          Stock options and warrants issued for services                      -         39,559
          Changes in operating assets and liabilities
               Trade and installment accounts receivable,               267,388       (250,852)
               net
               Prepaid expenses and other current assets                  9,221         (5,677)
               Installment account receivable                           303,833       (303,833)
               Other assets                                              12,471          3,220
               Accounts payable and accrued expenses                    (86,060)        31,977
                                                                    -----------    -----------

                        Net cash provided by operating activities     1,380,490      1,671,841


Cash flows from investing activities
          Purchased software                                                  -        (60,000)
          Capitalized software development costs                     (1,236,243)    (1,168,435)
          Purchase of property and equipment                            (18,901)       (34,543)
                                                                    -----------    -----------

               Net cash used in investing activities                 (1,255,144)    (1,262,978)

Cash flows from financing activities
          Repayment of notes payable                                          -        (37,251)
          Purchase of treasury stock                                       (985)      (114,182)
          Principal payments under capital lease obligation              (7,965)        (2,282)
                                                                    -----------    -----------

               Net cash used in financing activities                     (8,950)      (153,715)

Net increase in cash and cash equivalents                               116,396        255,148

Cash and cash equivalents at beginning of the year                    1,060,231        805,083
                                                                    -----------    -----------

Cash and cash equivalents at end of the year                        $ 1,176,627    $ 1,060,231
                                                                    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002


(1)           NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
Proginet  Corporation  ("Proginet"  or "the  Company")  is a  global  enterprise software company. Proginet's software solutions allow our customers to effectively and securely manage their security passwords and data within their information technology (IT) systems, which span most business sectors of the economy. The Company's products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in the U.S. through its direct sales force and internationally through distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia.

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

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

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

A customer typically prepays maintenance revenues and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

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

In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At July 31, 2003, the outstanding balance related to these agreements amounted to $303,834 and was included in trade and installment accounts receivable, net in the accompanying balance sheets.

         ACCOUNTS RECEIVABLE
The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts. As of July 31, 2003 and 2002, there was an allowance for doubtful accounts of $10,000 and $40,000, respectively.

         PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using a straight-line method over the assets' useful lives, ranging from three to five years. Leasehold improvements are amortized over the lesser of the economic life of the asset, which is generally five years, or the lease term. Accelerated methods of depreciation are used for tax purposes. Property and equipment is retired from the balance sheet when fully depreciated.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the Company's financial instruments, consisting of cash and cash equivalents, trade and installment accounts receivable, accounts payable and accrued expenses, and deferred revenues approximate their carrying values in the financial statements because of the short-term maturity of these instruments.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs were net of accumulated amortization of $3,940,270 and $3,645,458 at July 31, 2003 and 2002, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

          (LOSS) EARNINGS PER SHARE
Basic (loss) income per common share ("EPS") is computed by dividing net (loss) income by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the computation of basic and diluted (loss) income per share:

                                               Year ended
                                                July 31,
                                      ----------------------------
                                          2003            2002
                                      ------------    ------------
Numerator
     Net (loss) income                $   (550,376)   $    196,614
                                      ============    ============

Denominator
     Weighted average number
       of common shares (basic)         13,149,546      13,311,623
                                      ------------    ------------

     Effect of dilutive securities:
        Stock options                            -         141,733
                                      ------------    ------------

     Weighted average number
       of common shares (diluted)       13,149,546      13,453,356
                                      ============    ============

Basic and diluted (loss) income
       per share                      $      (0.04)   $       0.01
                                      ============    ============

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

Potential common shares of 1,763,500 and 2,110,700 at July 31, 2003 and 2002, respectively, issueable upon exercise of stock options and warrants are excluded in computing basic and diluted net (loss) income per share for fiscal 2003 and 2002, as their effects would be antidilutive.

               STOCK OPTIONS AND STOCK BASED COMPENSATION
We account for our employee stock option plans under the recognition and measurement principles of APB Option No. 25, "Accounting for Stock Issued Employees, and Related Interpretations". No stock-based compensation cost is reflected in net (loss) income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if we had applied the fair value recognition provisions of FASB Statement No 123, "Accounting for Stock Based Compensation", to stock based compensation:

                                                             2003                        2002
                                                        ------------------         -----------------

         Net (loss) income, as reported                 $       (550,376)  $                196,614

         Deduct: Total stock-based employee
         compensation expense determined under fair
         value based method for all awards                       (71,908)                   (170,943)
                                                        ------------------         -----------------

         Net (loss) income, as adjusted                 $       (622,284)       $            25,671
                                                        ------------------         -----------------
         (Loss) income per share:
               Basic and diluted-as reported            $           (.04)       $               .01
               Basic and diluted-as adjusted            $           (.05)       $               .00


The per share weighted average fair value of stock options granted during fiscal 2003 and 2002 was $.19 and $.20, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% for fiscal 2003 and 2002; risk free interest rate of 3.175% and 4.2% in fiscal 2003 and 2002, respectively, expected stock volatility of 116% and 104% in 2003 and 2002, respectively, and an expected option life of approximately five years for both years. These assumptions are used for these calculations only and they do not necessarily represent an indication of management's expectations of future developments.


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

          STATEMENT OF CASH FLOWS AND LIQUIDITY
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents, amounting to $718,674 and $694,074 at July 31, 2003 and 2002, respectively, consisted of a liquid reserve mutual fund. No interest payments were made during the years ended July 31, 2003 and 2002. There were no income taxes paid during the years ended July 31, 2003 and 2002. Equipment acquired under capital lease was $25,864 in fiscal 2002.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21 ("EITF No. 00-21"), Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management believes that the adoption of EITF No. 00-21 will not have a significant impact on its results of operations or financial position.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002,but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate that FIN 45 will have a material impact on its financial position, results of operations and cash flows.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for the stock options and has complied with the new disclosure requirements beginning with its quarter ended April 30, 2003.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact, if any, of FIN 46 on its financial position, results of operations and cash flows.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002


In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. Management believes that the adoption of FAS No. 149 will not have a material impact on its results of operations or financial position.


In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the adoption of FAS No. 150 will not have a material impact on its financial position.

         RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform with the current years' presentation.

(2)         ACQUISITIONS

On November 1, 2000, Proginet Corporation entered into a definitive agreement whereby Proginet acquired certain software products (assets) from, and entered into an e-commerce consulting agreement with, SureFire Commerce Inc. ("SureFire"). The Company received an existing software product and assumed maintenance contracts with deferred revenue of $214,000 on the date of acquisition. The initial purchase price, aggregating $1,500,000, consisted of a $100,000 initial payment with future payments of $700,000 each payable in sixty and one hundred and fifty days subsequent to the effective date of the agreement. Each future payment was reduced by an equal portion of the deferred revenue amount upon payment. SureFire maintained a security interest and continuing lien on all existing customer agreements acquired until final payment of the purchase price. An additional payment of up to $250,000 was payable, of which $100,000 had been accrued for at July 31, 2001 as purchased software payable. In April 2002, a final net payment of $60,000 was made to SureFire. The total cost of the acquired product line and technology was $1,647,946, which was recorded as purchased software and is being amortized over a five-year period. Amortization expense charged to operations was $329,592 in fiscal 2003 and 2002. Accumulated amortization at July 31, 2003 and 2002, amounted to $906,378 and $576,786, respectively.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002


(3)           PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31:

                                                                                    2003            2002
                                                                                -------------    -----------
                         Computer and other equipment                          $     376,245  $     887,566
                         Furniture and fixtures                                        4,798         77,466
                         Leasehold improvements                                       77,342         77,342
                                                                                -------------    -----------
                                                                                     458,385      1,042,374
                         Less accumulated depreciation
                                 and amortization                                  (329,575)      (867,232)
                                                                                -------------    -----------

                                                                               $     128,810  $     175,142
                                                                                =============    ===========

Included in computer and other equipment at July 31, 2003 are assets recorded under capitalized a lease amounting to $25,864, net of accumulated depreciation of $6,465.

Depreciation and amortization expense for the years ended July 31, 2003 and 2002 was $65,233 and $150,283, respectively.

(4)           CREDIT LINES

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2004, at which time the Company intends to renew this line of credit. As of July 31, 2003, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In April 2003, this line of credit was increased to $500,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2004, at which time the Company intends to renew this line of credit. As of July 31, 2003, the Company has not borrowed against this line of credit.

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

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002




(6)           INCOME TAXES

There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2003 and 2002. The Company's 2002 provision for income taxes reflects the utilization of net operating loss (NOL) carry forwards of which the tax benefit had not been previously recorded due to the establishment of a valuation allowance. The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes:

                                                                             2003        2002
                                                                          ---------    ---------
Expense (benefit) at statutory rate                                       $(187,000)   $  67,000
Increases (reductions) in taxes due to:
     Nondeductible expenses                                                   1,000        2,000
     State tax expense, net of federal benefit                                    -       14,000
     Change in valuation allowance and utilization of NOL carryforwards     186,000      (83,000)
                                                                          ---------    ---------
Income tax provision                                                      $       -    $       -
                                                                          =========    =========


At July 31, 2003, the Company had available Federal NOL carry forwards amounting to $8,310,000 and research and development tax credit carry forwards of $332,000, which expire in fiscal years 2007 through 2023. Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur. In addition, their use is limited to future earnings of the Company.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

For income tax purposes for the year ended July 31, 2003, the Company was required to change to the accrual method of accounting, previously, the Company utilized the cash method of accounting for revenues and expenses. The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                             2003                2002
                                                       ---------------      --------------
Deferred tax assets
       Net operating loss carryforward             $        3,009,000  $        2,847,000
       Accounts payable and other                             108,000             144,000
       Deferred revenue                                       620,000             659,000
       Deferred contract costs                                 16,000              31,000
       Purchased software                                     566,000             512,000
       Property and equipment                                  17,000              28,000
       Research and development carryforward                  332,000             332,000
       Unbilled rent                                           40,000              48,000
                                                       ---------------      --------------
Gross deferred tax asset                                    4,708,000           4,601,000
Valuation allowance                                       (2,754,000)         (2,568,000)
                                                       ---------------      --------------
                 Deferred tax asset                         1,954,000           2,033,000

Deferred tax liabilities
       Capitalized software development costs               1,596,000           1,561,000
       Accounts receivable                                    346,000             455,000
       Prepaid expenses                                        12,000              17,000
                                                       ---------------      --------------
                        Deferred tax liability              1,954,000           2,033,000
                                                       ---------------      --------------
                 Net deferred tax asset            $                -  $                -
                                                       ===============      ==============

At July 31, 2003 and 2002, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company's operating results in recent years.

(7)           TREASURY STOCK

In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and was to continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases were to be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and are dependent on market conditions. On April 1, 2003, the Company voluntarily delisted from the TSX. This action terminated the stock repurchase program authorized by the Board of Directors in September 2002. For the period from October 9, 2002 through April 1, 2003, 4,500 shares of common stock were purchased pursuant to this stock repurchase program. Immediately following delisting from the TSX Exchange, the Company commenced another stock repurchase program (the "Program") for the purchase of up to 1,000,000 shares of Proginet common stock. The purchases will be made from time to time on the OTC-BB at the Company's discretion and are dependent on market conditions and SEC regulations. As of April 30, 2003, no shares of common stock were purchased under the Program.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

(8)           STOCK PURCHASE WARRANTS

In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") whereby MFI will provide guidance and support on a "Strategic Corporate and Communications Counseling Program" for Proginet. The terms of the entire agreement were approved by the TSX Venture Exchange and provided for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vested upon regulatory approval of the agreement and the next 100,000 vested upon Proginet's stock price reaching $1.25. The next 250,000 would have vested, if and only if, two criteria were satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds.

On December 28, 2001, the Company amended the MFI agreement. The amendment required the exchange of the remaining 250,000 unvested warrants (the "original warrants"), exercisable at $.54 per share for 125,000 fully vested warrants (the "exchanged warrants") exercisable at $.22, which represented the fair market value of the Company's common stock on the date of the amendment. A non-cash charge to operations amounting to $25,175 (as determined by Black-Scholes pricing model) was recorded by the Company for the year ended July 31, 2002 relating to the amendment. As of July 31, 2003, 375,000 warrants are outstanding under the MFI Agreement, as amended, and expire on various dates commencing October 2004 through December 2006.

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

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

                                             SHARES SUBJECT         EXERCISE PRICE         WEIGHTED AVERAGE
                                               TO OPTION               PER SHARE            EXERCISE PRICE
        ---------------------------------    ----------------     -------------------     --------------------
        Outstanding at August 1, 2001              1,643,800        $0.25 - $1.85               $ 0.73
                                             ----------------
            Granted                                  678,000        $0.16 - $0.37               $ 0.26
            Forfeited                              (293,300)        $0.25 - $1.70               $ 0.68
                                             ----------------
        Outstanding at July 31, 2002               2,028,500        $0.16 - $1.85               $ 0.58
            Granted                                   37,000        $0.17 - $0.25               $ 0.23
            Forfeited                              (187,500)        $0.16 - $0.71               $ 0.40
                                             ----------------
        Outstanding at July 31, 2003               1,878,000        $0.16 - $1.85               $ 0.59
                                             ================

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

The  following  table  summarizes   information  about  employee  stock  options
outstanding and exercisable at July 31, 2003:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         Number             Weighted -            Weighted           Number          Weighted -
                       outstanding      average remaining         -average        exercisable         average
                       at July 31,       contractual life         exercise        at July 31,         exercise
 Exercise prices          2003               (years)               price              2003             price
------------------    --------------    -------------------     -------------     -------------     -------------
$0.16 - $0.37               622,000             9               $    0.25              530,250      $       0.24
$0.43 - $0.68               664,000             7                    0.63              639,000              0.63
$0.71 - $1.85               592,000             7                    0.91              582,000              0.91
                      --------------                                              -------------


                          1,878,000             8               $    0.60            1,751,250      $       0.61
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

(10)          MANAGEMENT AGREEMENTS

The Company has entered into management continuity agreements with certain key employees whereby a change of control in the Company occurs, the agreements provide for:

         o A lump sum payment equal to the present value of the aggregate of the key employee's base compensation (equal to the highest rate of base compensation in effect during the three-year period immediately preceding the termination) for a stated period following the termination and the aggregate amount of annual bonuses (equal to the highest aggregate amount of such bonuses that the executive received in any one of the three years preceding the termination) that the executive would have received for a stated period following the termination.

         o Continuation at the Company's expense of all benefits to which the executive was entitled prior to termination for a stated period.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

(11)         COMMITMENTS AND CONTINGENCIES

         LEASES
The Company leases office space under noncancelable operating leases expiring in fiscal 2006. The Company also leases certain computer equipment under a noncancelable capital lease expiring in fiscal 2005. The following is a schedule of future minimum payments, by year and in the aggregate, under the capital lease and noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2003:

      Year ending July 31,                      Capital lease         Operating leases
---------------------------------              -----------------    ---------------------
              2004                          $            10,200  $               241,000
              2005                                        7,057                  250,000
              2006                                                               152,000
                                               -----------------    ---------------------
Total minimum lease payments                $            17,257  $               643,000
                                               -----------------    ---------------------

Amounts representing interest                             1,641
                                               -----------------

Present   value  of  net   minimum   lease  $            15,616
payments ($9,094 of which is current)
                                               =================


Rental expense charged to operations was $166,376 and $184,184 in the fiscal years ended July 31, 2003 and 2002, respectively.

         LITIGATION AND CLAIMS
The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

(12)          CONCENTRATION OF RISKS

Revenues for the years ended July 31, 2003 and 2002 included sales in foreign countries of approximately $767,992 and $1,064,345, respectively. As of July 31, 2003 and 2002, 3 different customers accounted for approximately 66% and 63%, respectively of total trade and installment accounts receivables. No customer represented 10% or more of revenues in the years ended July 31, 2003 and 2002.

(13)          RETIREMENT PLAN

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 15% of their salary to the plan. The Company may match up to 100%, as determined by the Board of Directors, of the employee's contribution up to 10% of eligible compensation. The Company's contributions were $52,559 and $89,690 for the years ended July 31, 2003 and 2002, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a current report on Form 8-K and Form 8-K/A with the Securities and Exchange Commission on July 21, 2003 and July 24, 2003, respectively, with respect to such Form's Item 4, Changes in Registrant's Certifying Accountants.

ITEM 8A.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of Proginet with the participation of Proginet's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of Proginet's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, Proginet's chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB to ensure that material information relating to Proginet is made known to them, particularly during the period for which periodic reports of Proginet including this Annual Report on Form 10-KSB are being prepared.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS,
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The information called for by this Item is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 2003 and is incorporated herein by reference.

Code of Ethics

The Company has adopted a "Code of Business Conduct and Ethics" that applies to all Proginet employees and Board of Directors, including Proginet's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's Code of Business Conduct and Ethics is attached as an exhibit to this annual report on Form 10-KSB. The Company intends to post the Code of Business Conduct and Ethics and related amendments or waivers, if any, on its website at www.proginet.com. Information contained on the Company's website is not a part of this report. Copies of the Company's Code of Business Conduct and Ethics will be provided free of charge upon written request to Proginet Corporation, 200 Garden City Plaza, Garden City, New York 11530, Attention: Debra A. DiMaria, CFO.

ITEM 10.      EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 2003, and is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 2003 and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 2003 and is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:


EXHIBIT NO.             EXHIBIT NAME

3(i)                    Certificate of Incorporation.
3(i)(a)                 Certificate of Amendment of Certificate of Incorporation dated December 2, 1996.
3(ii)                   Amended and Restated Bylaws of the Registrant.**
10.1                    Form of Employee Confidential Information and NonCompetition Agreement.
10.2                    Form of Confidential Information and NonCompetition Agreement For Consultants.
10.3                    Investor Relations Agreement.
10.4                    Form of Software License Agreement.
10.5                    Form of Distributor Agreement.
10.6                    Form of OEM Agreement.
10.7                    Management  Continuity  Agreement -  Kevin M. Kelly,  Chief  Executive  Officer and
                        President***
10.8                    Management  Continuity  Agreement -  Debra A. DiMaria,  Chief Financial Officer and
                        Corporate Secretary***
10.9                    Management  Continuity  Agreement - Arne  Johnson,  Senior  Vice  President  for
                        Strategic Planning & Alliances***
10.10                   Management Continuity Agreement - Thomas Bauer, Chief Technology Officer***
10.11                   Management Continuity Agreement - Kevin Bohan, Chief Information Officer***
10.12                   Independent  Directors Stock Option Plan,  amended and restated as of February 21,
                        1995.
10.13                   1995 Equity Incentive Plan, amended and restated as of December 5, 1995.
10.14                   Form of Incentive Stock Option Agreement.
10.15                   Stock Redemption  Agreement between the Company and Joseph T. Mohen, dated October
                        20, 1998.
10.16                   Consulting   Agreement  between  the  Company  and  Mallory  Factor,  Inc.,  dated
                        September 22, 1999.
10.17                   1997 Stock Option Plan, as amended and restated as of November 14, 2000
10.18                   2000 Stock Option Plan*
23                      Consent of BDO Seidman LLP***
23.1                    Consent of Grant Thornton LLP ***
31.1                    Section 302 Certification (Chief Executive Officer)***
31.2                    Section 302 Certification (Chief Financial Officer)***
32                      Section 906 Certifications***
99.1                    Code of Business Conduct and Ethics***


* Incorporated by reference to the Company's Proxy Statement dated November 14, 2000

** Incorporated by reference to the Company's Form 10-KSB filed with the SEC on September 18, 2002

***      Filed herewith

(B) REPORTS ON FORM 8-K

         (1) The Registrant filed a Report on Form 8-K dated June 2, 2003 to report an event under Items 7 and 12.

         (2) The Registrant filed a Report on Form 8-K dated July 14, 2003 to report an event under Item 4.

         (3) The Registrant filed a Report on form 8-K/A dated July 14, 2003 to report an event under Item 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Garden City, State of New York, on the 17th day of September, 2003.


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

                NAME                                TITLE                                DATE
                ----                                -----                                ----

/s/Kevin M. Kelly
---------------------                 President, Chief Executive          September 17, 2003
Kevin M. Kelly                        Officer and Director


/s/Debra A. DiMaria                   Corporate Secretary and Chief       September 17, 2003
---------------------                 Financial and Accounting Officer
Debra A. DiMaria



/s/John C. Daily                      Chairman                            September 17, 2003
---------------------
John C. Daily



/s/ Stephen Sternbach                 Director                            September 17, 2003
---------------------
Stephen Sternbach


/s/Dr. E. Kelly Hyslop                Director                            September 17, 2003
---------------------
Dr. E. Kelly Hyslop