Form 10QSB
period 2003-10-31
PROGINET CORP
filed 2003-11-26
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (516) 535-3600
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                       No
    ---                         ---

There were 13,148,054 shares of Common Stock outstanding as of November 17, 2003.

Transitional Small Business Disclosure Format:

Yes                          No  X
    ---                         ---

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 2003

PART I.           FINANCIAL INFORMATION

                  Balance Sheets as of October 31, 2003 (Unaudited)
                      and July 31, 2003                                            3

                  Statements of Operations for the Three
                      Months ended October 31, 2003 and 2002 (Unaudited)           4

                  Statement of Stockholders' Equity for the
                      Three Months ended October 31, 2003 (Unaudited)              5

                  Statements of Cash Flows for the Three
                      Months ended October 31, 2003 and 2002 (Unaudited)           6

                  Notes to Financial Statements (Unaudited)                        7

Item 2.           Management's Discussion and Analysis or Plan of Operations       11

Item 3.           Controls and Procedures                                          15

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                         17

                              PROGINET CORPORATION
                                 BALANCE SHEETS

                                                                        October 31,      July 31,
                                                                           2003            2003
                                                                        (Unaudited)     (Audited)
                                                                       ------------    ------------
                          ASSETS
Current assets
      Cash and cash equivalents                                        $    857,938    $  1,176,627
      Trade and installment accounts receivables, net                       754,248         543,632
      Prepaid expenses                                                       27,888          31,078
                                                                       ------------    ------------
                          Total current assets                            1,640,074       1,751,337
                                                                       ------------    ------------

Property and equipment, net                                                 124,934         128,810
Capitalized software development costs, net                               3,926,689       3,898,364
Purchased software, net                                                     659,170         741,568
Other assets                                                                 32,262          32,262
                                                                       ------------    ------------
                                                                       $  6,383,129    $  6,552,341
                                                                       ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                            $    358,327    $    290,189
      Current portion of obligation under capital lease                       9,165           9,094
      Current deferred revenues                                           1,400,157       1,514,227
                                                                       ------------    ------------
                          Total current liabilities                       1,767,649       1,813,510
                                                                       ------------    ------------


Deferred liabilities                                                        176,758          95,208
Long term obligation under capital lease                                      4,316           6,522
                                                                       ------------    ------------
                                                                          1,948,723       1,915,240
                                                                       ------------    ------------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
          none issued                                                            --              --
      Common stock, $.001 par value, 40,000,000 shares authorized,
        14,251,058 shares issued at October 31 and July 31, 2003,
        respectively                                                         14,251          14,251
      Additional paid-in capital                                         11,849,358      11,849,358
      Treasury stock, 1,103,004 shares at cost,
        at October 31 and July 31, 2003, respectively                      (531,023)       (531,023)
      Accumulated deficit                                                (6,898,180)     (6,695,485)
                                                                       ------------    ------------
                          Total stockholders' equity                      4,434,406       4,637,101
                                                                       ------------    ------------
                                                                       $  6,383,129    $  6,552,341
                                                                       ============    ============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                                        October 31,
                                               ----------------------------
                                                   2003             2002
                                               ------------    ------------
Revenues
       Software sales and licenses             $    359,773    $    294,794
       Software maintenance fees and other          982,922         918,871
                                               ------------    ------------
                                                  1,342,695       1,213,665

Operating expenses
       Costs of software sales and licenses         353,476         370,600
       Costs of maintenance fees and other          193,618         180,586
       Commissions                                  201,280         108,650
       Research and development                      15,500          44,271
       Selling and marketing                        237,750         225,181
       General and administrative                   544,383         496,148
                                               ------------    ------------
                                                  1,546,007       1,425,436
                                               ------------    ------------

Loss from operations                               (203,312)       (211,771)

Interest income                                         617           1,524
                                               ------------    ------------

Net loss                                       $   (202,695)       (210,247)
                                               ============    ============
Basic and diluted loss per common share        $       (.02)   $       (.02)
                                               ============    ============

Weighted average common shares outstanding -
     basic and diluted                         $ 13,148,054    $ 13,152,554
                                               ============    ============

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED OCTOBER 31, 2003

                                                             ADDITIONAL
                                                             PAID-IN       TREASURY     ACCUMULATED
                                     COMMON STOCK            CAPITAL        STOCK         DEFICIT         TOTAL
                             --------------------------    -----------   -----------    -----------    -----------
                               SHARES         AMOUNT
                             -----------    -----------
Balance - August 1, 2003      14,251,058    $    14,251    $11,849,358   $  (531,023)   $(6,695,485)   $ 4,637,101

Net loss (unaudited)                                                                       (202,695)      (202,695)

                             -----------    -----------    -----------   -----------    -----------    -----------
Balance - October 31, 2003    14,251,058    $    14,251    $11,849,358   $  (531,023)   $(6,898,180)   $ 4,434,406
                             ===========    ===========    ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three months ended
                                                                     --------------------------
                                                                             October 31,
                                                                     --------------------------
                                                                         2003           2002
                                                                     -----------    -----------
Cash flows from operating activities
      Net loss                                                       $  (202,695)   $  (210,247)
      Adjustments to reconcile net loss to cash provided by
       operating activities
         Depreciation and amortization                                   366,761        388,189
         (Recovery of) provision for bad debt allowance, net              21,600         (3,123)
         Deferred maintenance revenue                                    (26,570)      (189,969)
         Deferred liabilities                                             (5,950)        (5,501)
         Changes in operating assets and liabilities
             Trade and installment accounts receivable, net             (232,216)       288,471
             Prepaid expenses and other current assets                     3,190         17,187
             Other assets                                                     --         (3,316)
             Accounts payable and accrued expenses                        68,138       (111,984)

                                                                     -----------    -----------
               Net cash (used in) provided by operating activities        (7,742)       169,707
                                                                     -----------    -----------

Cash flows from investing activities
      Capitalized software development costs                            (299,403)      (276,971)
      Purchases of property and equipment                                 (9,409)            --
                                                                     -----------    -----------

      Net cash used in investing activities                             (308,812)      (276,971)
                                                                     -----------    -----------

Cash flows from financing activities
     Principal payments under capital lease obligation                    (2,135)        (1,909)
                                                                     -----------    -----------

               Net cash used in financing activities                      (2,135)        (1,909)
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                               (318,689)      (109,173)

Cash and cash equivalents at beginning of year                         1,176,627      1,060,231
                                                                     -----------    -----------

Cash and cash equivalents at end of the period                       $   857,938    $   951,058
                                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2003
                                   (Unaudited)

1.       INTERIM FINANCIAL DATA
         The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2003.

         These results for the period ended October 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       REVENUE RECOGNITION
         We recognize revenue in accordance with Statement of Position, or SOP, 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exits, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on the ratable basis, as required by SOPs 97-2 and 98-9. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

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

         When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products and, in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

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

         A customer typically prepays maintenance revenues and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if basis, and ongoing support.

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

         In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At October 31, 2003, the outstanding balance related to these agreements amounted to $269,667 and was included in trade and installment accounts receivable, net in the accompanying balance sheets.

3.       ACCOUNTS RECEIVABLE
         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of October 31, 2003 and July 31, 2003 there was an allowance for doubtful accounts of $ 31,600 and $10,000, respectively

4. RESEARCH AND DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS Research and development costs consist of salaries and other costs related to the development and enhancement of computer software programs. Software development costs are capitalized upon the establishment of product technological feasibility until the product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain factors including, but not limited to, the timing of technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Software development costs not capitalized are expensed as research and development.

         Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product.

         Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $4,211,348 and $3,940,270 at October 31 and July 31, 2003 respectively. Capitalized software development costs are retired from the balance sheet when fully amortized.

5.       TREASURY STOCK
         In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and will continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases were to be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and are dependent on market conditions. On April 1, 2003, the Company voluntarily delisted from the TSX. This action terminated the stock repurchase program authorized by the Board of Directors in September 2002. For the period from October 9, 2002 through April 1, 2003, 4,500 shares of common stock were purchased pursuant to this stock repurchase program.
         Immediately following delisting from the TSX Exchange, the Company commenced another stock repurchase program (the "Program") for the purchase of up to 1,000,000 shares of Proginet common stock. The purchases will be made from time to time on the OTC-BB at the Company's discretion and are dependent on market conditions and SEC regulations. As of October 31, 2003, no shares of common stock were purchased under the Program.

6.       LOSS PER SHARE
         Basic loss per common share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

         Potential common shares of 2,302,000 and 2,510,500 at October 31, 2003 and 2002, respectively, issueable upon exercise of stock options and warrants are excluded in computing basic and diluted net loss per share for the three months ended October 31, 2003 and 2002 as their effects would be antidilutive.

7.       STOCK OPTIONS AND STOCK BASED COMPENSATION
         In the first quarter of fiscal 2004, the Board of Directors granted stock options under the 2000 Stock Option Plan to employees and directors to purchase 60,000 and 30,000 shares of common stock, respectively, at exercise prices of $.27 for the directors and $.33 for the employees, which represent the fair market values of the underlying common stock on the dates of grant.

         The Company accounts for our employee stock option plans under the recognition and measurement principles of APB Option No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations". No stock-based compensation cost is reflected in net loss for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:

                                                     Three months ended
                                                         October 31,
                                                   ----------------------
                                                      2003        2002
                                                   ---------    ---------
Net loss, as reported                              $(202,695)   $(210,247)
                                                   ---------    ---------

Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method                                              (5,289)     (25,712)
                                                   ---------    ---------

Net loss, as adjusted                              $(207,984)   $(235,959)
                                                   =========    =========
Loss per share:
  Basic and diluted-as reported                    $   (0.02)   $   (0.02)
  Basic and diluted-as adjusted                    $   (0.02)   $   (0.02)


8.       RECLASSIFICATION
         Certain prior year's balances have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
GENERAL

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein. All statements in this Form 10-QSB related to Proginet's ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

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

REVENUE RECOGNITION

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on the ratable basis, as required by SOPs 97-2 and 98-9. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

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

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products and, in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants ("AICPA") and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the SEC has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

REVENUES
Revenues for the quarter ended October 31, 2003 amounted to $1,342,695, representing an increase of $129,030, or 10.6%, compared to revenues of $1,213,665 for the quarter ended October 31, 2002. Software sales and license revenues for the three months ended October 31, 2003 amounted to $359,773 representing an increase of $64,979, or 22%, compared to software sales and license revenues of $294,794 for the three months ended October 31, 2002. The increase in software sales and license revenues for the three months ended October 31, 2003 compared to the prior year period is primarily due to the sale of our new product offering, SIFT, increased sales to our existing customers and improved sales execution. Additionally, although the European economy continued to be weak, we saw an increase in European sales activity within certain market segments on which we have been focusing our selling and marketing resources in the past quarters.

Software maintenance fees and other for the three months ended October 31, 2003 amounted to $982,922, representing an increase of $64,051, or 7%, compared to software maintenance fees and other of $918,871 for the three months ended October 31, 2002. The increase in software maintenance fees and other is primarily due to an increase in maintenance revenues of $27,144 resulting from an increase in the Company's existing customer base and an increase in consulting services of $35,468 provided to customers. Typically, consulting services are provided on an ad-hoc basis in response to requests for support from existing customers. Consequently, consulting revenue can vary considerably from period to period.

OPERATING EXPENSES

Operating expenses increased to $1,546,007 from $1,425,436 an increase of $120,571 or 8.5%, for the three months ended October 31, 2003. This increase is a combined result of a 4.6% decrease or $17,124 in costs of software sales and licenses, a 7.2% increase or $13,032 in costs of maintenance fees and other, a 85.3% increase or $92,630 in commissions, a 65% decrease or $28,771 in research and development costs, a 5.6% increase or $12,569 in selling and marketing expense and a 9.7% increase or $48,235 in general and administrative expense. Costs of software sales and licenses (which principally includes amortization of capitalized software costs) decreased due to the full amortization of certain capitalized projects in fiscal 2003, which was greater than the amortization costs of the capitalized projects that became generally available over the past four quarters. The increase in costs of maintenance fees and other (which principally consists of technical support payroll), is due to an increased allocation and an increase in payroll and payroll related expenses to support the Company's customer base and installed products. The increase in commission expense is due to an increase in international software sales and licenses compared to the prior year quarter, which results in a higher commission expense payable to our distributors. The decrease in research and development expenses is attributable to increased resources allocated to capitalizable projects and remaining resources being allocated to support the Company's customer base and installed products. The increase in selling and marketing expenses is due to the increase in sales personnel compared to the prior year arising from an expansion of the sales and marketing departments in the current year quarter. The increase in general and administrative expenses is due to an increase in costs associated with services rendered for the placement of numerous sales and marketing personnel, an increase in bad debt reserve as a result of a prior year quarter bad debt recovery and an increase in professional fees primarily associated with the change in the Company's certified public accountants for fiscal 2003 offset slightly by a decrease in technical subscriptions due to a purchase in October 2002 of a proprietary manual associated with the development of the Company's latest product,

SIFT, launched in July 2003.

INTEREST INCOME

Interest income amounted to $617 and $1,524 for the three months ended October 31, 2003 and 2002, respectively. This decrease is primarily due to lower interest income generated from lower average cash and cash equivalents balance.

NET LOSS

The Company reported a net loss of $202,695 and $210,247 for the three months ended October 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2003, the Company had a cash and cash equivalent balance of $857,938 and a working capital deficit of $127,575 compared to $1,176,627 of cash and cash equivalents and working capital deficit of $62,173 at October 31, 2002. The increase in working capital deficit was primarily due to the use of cash for operating activities of the Company during the quarter.

Operating activities (used) provided cash of ($7,742) and $169,706 during the three months ended October 31, 2003 and 2002, respectively. The decrease of $177,448 in net cash provided by operating activities is primarily due to an increase in trade and installment account receivables due to the increase in revenues for the period and the timing of associated cash receipts, offset slightly by an increase in accounts payable and accrued expenses due to the timing of cash disbursements. Investing activities used cash of $308,812 and $276,971 for the three months ended October 31, 2003 and 2002, respectively. The increase in investing activities is primarily due to a slight increase in capitalized software development costs associated with development of new releases for the Company's new product, SIFT. Financing activities used net cash of $2,135 as compared to using net cash of $1,908 for the three months ended October 31, 2002 principally for principal payments under a computer hardware capital lease.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2004, at which time the Company intends to renew this line of credit. As of October 31, 2003, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In April 2003, this line of credit was increased to $500,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2004, at which time the Company intends to renew this line of credit. As of October 31, 2003, the Company has not borrowed against this line of credit.

         The following table lists the Company's cash contractual obligations as of October 31, 2003:

                                          Payments Due by Period
                                     ------------------------------
                                                Less than
                                      Total      1 year    1-3 years
                                     --------   --------   --------
Contractual Obligations
Capital Lease Obligations            $ 13,481   $  9,165   $  4,316
                                     --------   --------   --------
Facility Rent Operating Leases       $581,382   $242,306   $339,076
                                     --------   --------   --------
Total Contractual Cash Obligations   $594,863   $251,471   $343,392
                                     --------   --------   --------

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of Proginet with the participation of Proginet's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of Proginet's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, Proginet's chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to Proginet is made known to them, particularly during the period for which periodic reports of Proginet including this Quarterly Report on Form 10-QSB are being prepared.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 - Rule 13(c)-14(e) Certification (Chief Executive Officer)

Exhibit 31.2 - Rule 13(c)-14(e) Certification (Chief Financial Officer)

Exhibit 32 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.1 - Section 1350 Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         (1) The Registrant filed a Report on Form 8-K dated October 7, 2003 to report an event under Items 7 and 12.

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

DATE:  ___________________



                                       PROGINET CORPORATION



                                       /s/ Kevin M. Kelly
                                       ---------------------------------------
                                       Kevin M. Kelly, President and
                                       Chief Executive Officer



                                       /s/ Debra A. DiMaria
                                       ---------------------------------------
                                       Debra A. DiMaria
                                       Corporate Secretary and Chief Financial
                                       and Accounting Officer