Form 10QSB
period 2004-01-31
PROGINET CORP
filed 2004-02-26
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2004

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

There were 13,148,054 shares of Common Stock outstanding as of February 17, 2004.

Transitional Small Business Disclosure Format:

Yes                          No  X
    ---                         ---

                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED JANUARY 31, 2004

PART I.           FINANCIAL INFORMATION

                  Balance Sheets as of January 31, 2004 (Unaudited)
                      and July 31, 2003                                         3

                  Statements of Operations for the Three and Six
                      Months ended January 31, 2004 and 2003 (Unaudited)        4

                  Statement of Stockholders' Equity for the
                      Six months ended January 31, 2004 (Unaudited)             5

                  Statements of Cash Flows for the Six
                      Months ended January 31, 2004 and 2003 (Unaudited)        6

                  Notes to Financial Statements (Unaudited)                     7

Item 2.           Management's Discussion and Analysis or Plan of Operations    12

Item 3.           Controls and Procedures                                       18

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                      20

                              PROGINET CORPORATION
                                 BALANCE SHEETS

                                                                           January 31,       July 31,
                                                                              2004             2003
                                                                           (Unaudited)       (Audited)
                                                                          ------------     ------------
                          ASSETS

Current assets
      Cash and cash equivalents                                           $    931,444     $  1,176,627
      Trade and installment accounts receivable, net                           877,237          543,632
      Prepaid expenses                                                          24,955           31,078
                                                                          ------------     ------------
                          Total current assets                               1,833,636        1,751,337
                                                                          ------------     ------------

Property and equipment, net                                                    120,342          128,810
Capitalized software development costs, net                                  3,950,440        3,898,364
Purchased software, net                                                        576,772          741,568
Other assets                                                                    32,262           32,262
                                                                          ------------     ------------
                                                                          $  6,513,452     $  6,552,341
                                                                          ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                               $    275,809     $    290,189
      Current portion of obligation under capital lease                          8,781            9,094
      Deferred revenues                                                      1,520,115        1,514,227
                                                                          ------------     ------------
                          Total current liabilities                          1,804,705        1,813,510
                                                                          ------------     ------------


Deferred liabilities                                                            80,780           95,208
Long term obligation under capital lease                                         2,504            6,522
                                                                          ------------     ------------
                                                                             1,887,989        1,915,240
                                                                          ------------     ------------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
          none issued                                                               --               --
      Common stock, $.001 par value, 40,000,000 shares authorized,
        14,251,058 shares issued at January 31, 2004 and July 31, 2003          14,251           14,251
      Additional paid-in capital                                            11,849,358       11,849,358
      Treasury stock, 1,103,004 shares at cost,
        at January 31, 2004 and July 31, 2003                                 (531,023)        (531,023)
      Accumulated deficit                                                   (6,707,123)      (6,695,485)
                                                                          ------------     ------------
                          Total stockholders' equity                         4,625,463        4,637,101
                                                                          ------------     ------------

                                                                          $  6,513,452     $  6,552,341
                                                                          ============     ============



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three months ended                Six months ended
                                                                     January 31,                     January 31,
                                                           ----------------------------     -----------------------------
                                                               2004            2003             2004             2003
                                                           ------------    ------------     ------------     ------------
Revenues
               Software sales and licenses                 $    840,206    $    425,060     $  1,199,979     $    719,854
               Software maintenance fees and other              990,214         920,295        1,973,136        1,839,166
                                                           ------------    ------------     ------------     ------------
                                                                                                             ------------
                                                              1,830,420       1,345,355        3,173,115        2,559,020
                                                           ------------    ------------     ------------     ------------

Operating expense
               Cost of software sales and licenses              368,803         387,556          722,279          758,156
               Cost of maintenance fees and other               201,620         172,564          395,238          353,150
               Commissions                                      219,704         281,171          420,984          389,821
               Research and development                          27,300          40,318           42,800           84,589
               Selling and marketing                            299,491         169,137          537,241          394,318
               General and administrative                       522,933         514,690        1,067,316        1,010,838
                                                           ------------    ------------     ------------     ------------
                                                              1,639,851       1,565,436        3,185,858        2,990,872
                                                           ------------    ------------     ------------     ------------

               Income (loss) from operations                    190,569        (220,081)         (12,743)        (431,852)
               Interest income                                      488           2,018            1,105            3,542
                                                           ------------    ------------     ------------     ------------


Net income (loss)                                          $    191,057    $   (218,063)    $    (11,638)    $   (428,310)

Basic and diluted income (loss) income per common share    $        .01    $      (0.02)    $        .00     $      (0.03)
                                                           ============    ============     ============     ============

Weighted average common shares outstanding - basic           13,148,054      13,149,472       13,148,054       13,151,046
                                                           ============    ============     ============     ============

Weighted average common shares outstanding - diluted         13,456,054      13,149,472       13,148,054       13,151,046
                                                           ============    ============     ============     ============








The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                        SIX MONTHS ENDED JANUARY 31, 2004

                                                                              ADDITIONAL       ACCUM-
                                                                PAID-IN        TREASURY        ULATED
                                     COMMON STOCK               CAPITAL         STOCK          DEFICIT          TOTAL
                              ---------------------------     -----------    -----------     -----------     -----------
                                 SHARES         AMOUNT
                              -----------     -----------

Balance - August 1, 2003       14,251,058     $    14,251     $11,849,358    $  (531,023)    $(6,695,485)    $ 4,637,101


Net loss (unaudited)                                                                             (11,638)        (11,638)


                              -----------     -----------     -----------    -----------     -----------     -----------
Balance - January 31, 2004     14,251,058     $    14,251     $11,849,358    $  (531,023)    $(6,707,123)    $ 4,625,463
                              ===========     ===========     ===========    ===========     ===========     ===========





The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six months ended
                                                                        January 31,
                                                                ---------------------------
                                                                    2004           2003
                                                                -----------     -----------
Cash flows from operating activities
      Net loss                                                  $   (11,638)    $  (428,310)
      Adjustments to reconcile net loss to cash provided by
      operating activities
         Depreciation and amortization                              750,211         791,818
         Provision for (recovery of) bad debt allowance, net         50,000          (3,123)
         Deferred revenue                                             5,888        (240,246)
         Deferred liabilities                                       (14,428)        (11,887)
         Changes in operating assets and liabilities
             Trade and installment accounts receivable, net        (383,605)        349,114
             Prepaid expenses and other current assets                6,123          28,012
             Other assets                                                --          11,552
             Accounts payable and accrued expenses                  (14,380)       (143,930)
                                                                -----------     -----------
               Net cash provided by operating activities            388,171         353,000
                                                                -----------     -----------

Cash flows from investing activities
      Capitalized software development costs                       (609,559)       (541,955)
      Purchases of property and equipment                           (19,464)         (4,000)
                                                                -----------     -----------

                  Net cash used in investing activities            (629,023)       (545,955)
                                                                -----------     -----------

Cash flows from financing activities
     Purchase of treasury stock                                          --            (985)
     Principal payments under capital lease obligation               (4,331)         (3,872)
                                                                -----------     -----------

               Net cash used in financing activities                 (4,331)         (4,857)
                                                                -----------     -----------

Net decrease in cash and cash equivalents                          (245,183)       (197,812)

Cash and cash equivalents at beginning of year                    1,176,627       1,060,231
                                                                -----------     -----------

Cash and cash equivalents at end of the period                  $   931,444     $   862,419
                                                                ===========     ===========



The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)

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

         These results for the period ended January 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         A customer typically prepays maintenance revenues and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if basis and ongoing support.

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

         In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At January 31, 2004, the outstanding balance related to these agreements amounted to $269,667 and was included in trade and installment accounts receivable, net in the accompanying balance sheets.

3.       ACCOUNTS RECEIVABLE
         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of January 31, 2004 and July 31, 2003 there was an allowance for doubtful accounts of $60,000 and $10,000, respectively.

         On December 30, 2003, a third party acquired an OEM partner established in May 2002. At December 30, 2003, the OEM partner had an outstanding payable to the Company amounting to $397,500 representing software license sales of $343,500 and minimum monthly royalty payments of $10,800 aggregating $54,000, which is included in software sales and licenses and software maintenance fees and other, respectively, in the accompanying statements of operations.

         In January 2004, a $200,000 payment was received from the third party in partial satisfaction of the outstanding liability of the OEM partner. As such, the outstanding receivable related to this OEM partner at January 31, 2004 amounted to $197,500.

         Pursuant to the OEM Agreement, if this third party acquired the OEM partner, the license rights of the OEM Agreement shall be automatically assigned to the third party, subject to the third party agreeing to the terms and conditions of the OEM Agreement. Currently, the Company and this third party are negotiating terms for the establishment of a new OEM agreement. Based on those negotiations, a reserve of $54,000 has been established and is included in the allowance for doubtful accounts balance of $60,000 at January 31, 2004.

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

         Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $4,497,754 and $3,940,270 at January 31, 2004 and July 31, 2003
         respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer being sold.

5.       TREASURY STOCK
         In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and was to continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases were to be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and are dependent on market conditions. On April 1, 2003, the Company voluntarily delisted from the TSX. This action terminated the stock repurchase program authorized by the Board of Directors in September 2002. For the period from October 9, 2002 through April 1, 2003, 4,500 shares of common stock were purchased pursuant to this stock repurchase program. Immediately following delisting from the TSX Exchange, the Company commenced another stock repurchase program (the "Program") for the purchase of up to 1,000,000 shares of Proginet common stock. The purchases will be made from time to time on the OTC-BB at the Company's discretion and are dependent on market conditions and SEC regulations. As of January 31, 2004, no shares of common stock were purchased under the Program.

6.       INCOME (LOSS) PER SHARE
         Basic income (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

         The following table sets forth the computation of basic and diluted income (loss) per share:

                                          Three months ended                  Six months ended
                                              January 31,                        January 31,
                                    ------------------------------     -----------------------------
                                         2004             2003             2004             2003
                                    --------------    ------------     ------------     ------------
Numerator:
Net income (loss)                   $      191,057    $   (218,063)    $    (11,638)    $   (428,310)
                                    ==============    ============     ============     ============
Denominator:
Weighted average number
      of common shares (basic)          13,148,054      13,149,472       13,148,054       13,151,046
                                    --------------    ------------     ------------     ------------

Effect of dilutive securities:
Stock Options                              308,000              --               --               --
                                    --------------    ------------     ------------     ------------


Weighted average number
      of common shares (diluted)        13,456,054      13,149,472       13,148,054       13,151,046
                                    ==============    ============     ============     ============

Basic and diluted
     income per share               $         0.01    $      (0.02)    $      (0.00)    $      (0.03)
                                    ==============    ============     ============     ============


         Potential common shares of 1,575,000 and 1,938,500 for the three and six months ended January 31, 2004 and 2,383,000 for the three and six months ended January 31, 2003 are excluded in computing basic and diluted net income (loss) as their effects would be anti dilutive.

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

         The Company accounts for our employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations". No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:

                                             Three months ended           Six months ended
                                                 January 31,                January 31,
                                          -----------------------     -----------------------
                                             2004         2003           2004         2003
                                          ---------     ---------     ---------     ---------
Net income (loss), as reported            $ 191,057     $(218,063)    $ (11,638)    $(428,310)
                                          =========     =========     =========     =========

Deduct: Total stock-based employee
      expense determined under fair
      value based method                     (5,777)      (17,850)      (11,066)      (43,562)
                                          ---------     ---------     ---------     ---------

Net income (loss), as adjusted            $ 185,280      (235,913)      (22,704)     (471,872)
                                          =========     =========     =========     =========

Income (loss) per share:
       Basic and diluted- as reported          0.01         (0.02)        (0.00)    $   (0.03)
       Basic and diluted - as adjusted         0.01         (0.02)        (0.00)    $   (0.04)




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

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently relate to revenues in a particular period, as the data upon which the assumptions and estimates were made by management may change. For example, an economic slowdown may result in reduced information technology spending which causes customers to delay and reduce purchasing decisions. Accordingly, it may be harder to close contracts with customers, the size of the transactions may decrease, and many of our license contracts are pushed to the very end of the quarter, making it difficult for us to forecast revenues for the quarter, and adjust spending to respond to variations in revenue growth during the quarter, all of which may adversely affect our business, financial condition and results of operations.

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

A customer typically prepays maintenance revenues for the first 12 months and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis and ongoing support.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the quarter ended January 31, 2004 amounted to $1,830,420, representing an increase of $485,065, or 36.1%, compared to revenues of $1,345,355 for the quarter ended January 31, 2003. Revenues for the six months ended January 31, 2004 amounted to $3,173,115, representing an increase of $614,095, or 24%, compared to revenues of $2,559,020 for the six months ended January 31, 2003.

Software sales and license revenues for the three months ended January 31, 2004 amounted to $840,206 representing an increase of $415,146, or 97.7%, compared to software sales and license revenues of $425,060 for the three months ended January 31, 2003. Software sales and license revenues for the six months ended January 31, 2004 amounted to $1,199,979 representing an increase of $480,125, or 66.7%, compared to software sales and license revenues of $719,854 for the six months ended January 31, 2003. The increase in software sales and license revenues compared to the prior year period is primarily due to sales made by one of our OEM partners through the period ended December 31, 2003, amounting to $343,500 for the three months ended January 31, 2004 and increased sales to our existing customers and improved sales execution for the three and six months ended January 31, 2004.

Software maintenance fees and other for the three months ended January 31, 2004 amounted to $990,214, representing an increase of $69,919, or 7.6%, compared to software maintenance fees and other of $920,295 for the three months ended January 31, 2003. Software maintenance fees and other for the six months ended January 31, 2004 amounted to $1,973,136, representing an increase of $133,970, or 7.3%, compared to software maintenance fees and other of $1,839,166 for the six months ended January 31, 2003. The increase in software maintenance fees and other for the three and six months ended January 31, 2004 is primarily due to an increase in maintenance revenues resulting from an increase in the Company's existing customer base and the renewal of certain maintenance contracts in fiscal 2004 of previously cancelled customers.

OPERATING EXPENSES

Operating expenses increased to $1,639,851 from $1,565,436 an increase of $74,415 or 4.8%, for the three months ended January 31, 2004. Operating expenses increased for the six months ended January 31, 2004 to $3,185,858 representing an increase of $194,986 or 6.5% compared to operating expenses of $2,990,872 for the six months ended January 31, 2003.

The increase in operating expenses is a combined result of the following fluctuations:

Cost of software sales and licenses (which principally includes amortization of capitalized software costs) for the three months ended January 31, 2004 amounted to $368,803 representing a decrease of $18,753 or 4.8% compared to costs of software sales and licenses of $387,556 for the three months ended January 31, 2003. Cost of software sales and licenses for the six months ended January 31, 2004 amounted to $722,279 representing a decrease of $35,877 or 4.7% compared to costs of software sales and licenses of $758,156 for the six months ended January 31, 2003. Costs of software sales and licenses decreased for the three and six months ended January 31, 2004 due to the full amortization of certain capitalized projects in fiscal 2003, which was greater than the amortization costs of the capitalized projects that became generally available over the past four quarters.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the three months ended January 31, 2004 amounted to $201,620 representing an increase of $29,056 or 16.8% compared to costs of maintenance fees and other of $172,564 for the three months ended January 31, 2003. Cost of maintenance fees and other for the six months ended January 31, 2004 amounted to $395,238 representing an increase of $42,088 or 11.9% compared to costs of maintenance fees and other of $353,150 for the six months ended January 31, 2003. The increase in costs of maintenance fees and other for the three and six months ended January 31, 2004 compared to the prior year periods is primarily due to an increased allocation and an increase in payroll and payroll related expense to support the Company's customer base and installed products.

Commission expense for the three months ended January 31, 2004 amounted to $219,704 representing a decrease of $61,467 or 21.9% compared to commission expense of $281,171 for the three months ended January 31, 2003. Commission expense for the six months ended January 31, 2004 amounted to $420,984 representing an increase of $31,163 or 8% compared to commission expense of $389,821 for the six months ended January 31, 2003. The decrease in commission expense for the three months ended January 31, 2004 compared to the prior year period is due to an increase in revenues generated by OEM partners for which no commission expense is incurred. Conversely, for the three months ended October 31, 2003, the Company experienced increased sales by international distributors, which resulted in a higher commission expense than the prior years' comparable period. As such, for the six months ended January 31, 2004, the variances for the first and second quarter of fiscal 2004 are mostly negated and are comparable to the prior year six-month amount.

Research and development expenses for the three months ended January 31, 2004 amounted to $27,300 representing a decrease of $13,018 or 32.3% compared to research and development expenses of $40,318 for the three months ended January 31, 2003. Research and development expenses for the six months ended January 31, 2004 amounted to $42,800 representing a decrease of $41,789 or 49.4% compared to research and development expenses of $84,589 for the six months ended January 31, 2003. The decrease in research and development expenses for the three and six months ended January 31, 2004 compared to the prior year periods is attributable to increased resources allocated to capitalizable projects and remaining resources being allocated to support the Company's customer base and installed products during the first half of fiscal 2004.

Selling and marketing expenses for the three months ended January 31, 2004 amounted to $299,491 representing an increase of $130,354 or 77.1% compared to selling and marketing expenses of $169,137 for the three months ended January 31, 2003. Selling and marketing expense for the six months ended January 31, 2004 amounted to $537,241 representing an increase of $142,923 or 36.2% compared to selling and marketing expenses of $394,318 for the six months ended January 31, 2003. The increase in selling and marketing expenses for the three and six months ended January 31, 2004 is due to the increase in sales and marketing personnel compared to the prior year periods arising from an expansion of the sales and marketing departments and from an increase in marketing programs related to the launch of the SIFT product and other corporate sales and marketing initiatives, both domestically and internationally, including among other items, trade show participation, increased customer visitations and industry analysts retention.

General and administrative expenses for the three months ended January 31, 2004 amounted to $522,933 representing an increase of $8,243 or 1.6% compared to general and administrative expenses of $514,690 for the three months ended January 31, 2003. General and administrative expenses for the six months ended January 31, 2004 amounted to $1,067,316 representing an increase of $56,478 or 5.6% compared to general and administrative expenses of $1,010,838 for the six months ended January 31, 2003. The increase in general and administrative expenses for the three months ended January 31, 2004 is principally due to an increase in bad debt reserve for an allowance established related to an OEM partner who was acquired in December 2003 and a prior year bad debt recovery offset by a decrease in depreciation for assets that were fully written off in fiscal 2003, a decrease in rent expense due to the expiration of the Company's subleased facilities in December 2002 and a decrease in senior management travel expenses due to hiring of a Vice President of Sales in the first quarter of fiscal 2004. Additionally, for the six months ended January 31, 2004, the Company incurred an increase in general and administrative costs associated with recruitment fees for the placement of sales and marketing personnel offset slightly by a decrease in technical subscriptions due to a purchase in fiscal 2002 of a proprietary manual associated with the development of the Company's product, SIFT, launched in July 2003.

INTEREST INCOME

Interest income amounted to $488 and $2,018 and $1,105 and $3,542 for the three and six months ended January 31, 2004 and 2003, respectively. This decrease is primarily due to lower interest income generated from lower average cash and cash equivalents balance and a lower rate of return on investment.

NET INCOME (LOSS)

The Company reported a net income (loss) of $191,057 and ($218,063) for the three months ended January 31, 2004 and 2003, respectively and a net loss of ($11,638) and $(428,310) for the six months ended January 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, the Company had a cash and cash equivalent balance of $931,444 and working capital of $28,931 compared to $1,176,627 of cash and cash equivalents and a working capital deficit of $62,173 at July 31, 2003. The increase in working capital was primarily due to an increase in trade and installment accounts receivable due to the increase in revenues over the fourth quarter of Fiscal 2003.

Operating activities provided cash of $388,171 and $353,000 for the six months ended January 31, 2004 and 2003, respectively. The increase in net cash provided by operating activities is primarily due to a decrease in the net loss which was offset by the associated increase in trade and installment accounts receivable derived from the increase in revenues for the period and from an increase in maintenance revenues over the prior year period resulting in increased deferred revenue at January 31, 2004 compared to January 31, 2003. Additionally, net cash provided by operating activities was also increased due to the timing of cash disbursements related to accounts payable and accrued expenses at July 31, 2004 compared to July 31, 2003. Investing activities used cash of $629,023 and $545,955 for the six months ended January 31, 2004 and 2003, respectively. The increase in investing activities is primarily due to an increase in capitalized software development costs associated with development of new releases for the Company's new product, SIFT and for purchases of computer equipment and software in the first half of fiscal 2004. Financing activities used net cash of $4,331 as compared to using net cash of $4,857 for the six months ended January 31, 2004 principally for principal payments under a computer hardware capital lease.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2004, at which time the Company intends to renew this line of credit. As of January 31, 2004, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In April 2003, this line of credit was increased to $500,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires May 31, 2004, at which time the Company intends to renew this line of credit. As of January 31, 2004, the Company has not borrowed against this line of credit.

         The following table lists the Company's cash contractual obligations as of January 31, 2004:

                                           Payments Due by Period
                                      --------------------------------
                                       Total      Less than  1-3 years
                                                   1 year
                                      --------    --------    --------
Contractual Obligations
Capital Lease Obligations             $ 11,285    $  8,781    $  2,504
                                      --------    --------    --------
Facility Rent Operating Lease         $521,007    $244,724    $276,283
                                      --------    --------    --------
Total Contractual Cash Obligations    $532,292    $253,505    $278,787
                                      --------    --------    --------


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, and are not limited to, potential fluctuations in quarterly results, the size and timing of awards and performance on contracts, dependence on large contracts and a limited number of customers, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, the risk that our current and future products and services may contain errors or be affected by technical problems that would be difficult and costly to detect and correct, dependence on key personnel and general economic and political conditions and other factors affecting spending by customers, and other risks described in this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 - Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2 - Rule 13a-14(a) Certification (Chief Financial Officer)

Exhibit 32 - 18 U.S.C. Section 1350 Certification of Chief Executive Officer

Exhibit 32.1 - 18 U.S.C. Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

         (1) The Registrant filed a Report on Form 8-K dated November 25, 2003 to report an event under Items 7 and 12.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 24, 2004

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