Form 10QSB
period 2004-04-30
PROGINET CORP
filed 2004-06-04
CIK 934868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2004

                                       OR
 ____
/___/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X                       No ___
    ---

There were 13,148,054 shares of Common Stock outstanding as of May 20, 2004.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                -----

                              PROGINET CORPORATION

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED APRIL 30, 2004

Part I.           FINANCIAL INFORMATION

                  Balance Sheets as of April 30, 2004 (Unaudited)
                      and July 31, 2003                                                     3

                  Statements of Operations for the Three and Nine
                      Months Ended April 30, 2004 and 2003 (Unaudited)                      4

                  Statement of Stockholders' Equity for the
                      Nine Months Ended April 30, 2004 (Unaudited)                          5

                  Statements of Cash Flows for the Nine
                      Months Ended April 30, 2004 and 2003 (Unaudited)                      6

                  Notes to Financial Statements (Unaudited)                                 7

Item 2.           Management's Discussion and Analysis or Plan of Operations                11

Item 3.           Controls and Procedures                                                   16

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                          17

SIGNATURES                                                                                  18

                              PROGINET CORPORATION
                                 Balance Sheets

                                                                            April 30,          July 31,
                                                                              2004               2003
                                                                           (Unaudited)        (Audited)
                                                                          ------------       ------------
                          Assets
Current assets
      Cash and cash equivalents                                           $  1,371,194       $  1,176,627
      Trade and installment accounts receivable, net                           551,789            543,632
      Prepaid expenses                                                          18,669             31,078
                                                                          ------------       ------------
                          Total current assets                               1,941,652          1,751,337
                                                                          ------------       ------------

Property and equipment, net                                                    118,285            128,810
Capitalized software development costs, net                                  3,947,472          3,898,364
Purchased software, net                                                        494,374            741,568
Other assets                                                                    32,262             32,262
                                                                          ------------       ------------
                                                                          $  6,534,045       $  6,552,341
                                                                          ============       ============

                          Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable and accrued expenses                               $    290,780       $    290,189
      Current portion of obligation under capital lease                          9,027              9,094
      Deferred revenues                                                      1,495,171          1,514,227
                                                                          ------------       ------------
                          Total current liabilities                          1,794,978          1,813,510
                                                                          ------------       ------------

Deferred liabilities                                                            73,533             95,208
Long term obligation under capital lease                                             -              6,522
                                                                          ------------       ------------
                                                                             1,868,511          1,915,240
                                                                          ------------       ------------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
          none issued                                                                -                  -
      Common stock, $.001 par value, 40,000,000 shares authorized,
        14,251,058 shares issued at April 30, 2004 and July 31, 2003            14,251             14,251
      Additional paid-in capital                                            11,849,358         11,849,358
      Treasury stock, 1,103,004 shares at cost,                                      -                  -
        at April 30, 2004 and July 31, 2003                                   (531,023)          (531,023)
      Accumulated deficit                                                   (6,695,485)        (6,667,052)
                                                                          ------------       ------------
                          Total stockholders' equity                         4,665,534          4,637,101
                                                                          ------------       ------------

                                                                          $  6,534,045       $  6,552,341
                                                                          ============       ============

   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      Statements of Operations (Unaudited)



                                                                 Three Months Ended                   Nine Months Ended
                                                                      April 30,                           April 30,
                                                          ------------------------------       ------------------------------
                                                               2004             2003               2004               2003
                                                          ------------      ------------       ------------      ------------
Revenues

               Software sales and licenses                $    725,239      $    597,291       $  1,925,218      $  1,317,145
               Software maintenance fees and other           1,035,283           928,871          3,008,419         2,768,037
                                                          ------------      ------------       ------------      ------------
                                                             1,760,522         1,526,162          4,933,637         4,085,182
                                                          ------------      ------------       ------------      ------------

Operating expense
               Cost of software sales and licenses             375,658           379,343          1,097,937         1,137,499
               Cost of maintenance fees and other              191,598           159,071            586,836           512,221
               Commissions                                     266,795           320,803            687,779           710,624
               Research and development                         32,399            38,545             75,199           123,134
               Selling and marketing                           377,203           174,504            914,444           568,822
               General and administrative                      477,509           540,124          1,544,825         1,550,962
                                                          ------------      ------------       ------------      ------------
                                                             1,721,162         1,612,390          4,907,020         4,603,262
                                                          ------------      ------------       ------------      ------------

               Income (loss) from operations                    39,360           (86,228)            26,617          (518,080)
               Interest income                                     711               744              1,816             4,286
                                                          ------------      ------------       ------------      ------------

Net income (loss)                                         $     40,071      $    (85,484)      $     28,433      $   (513,794)
                                                          ============      ============       ============      ============

Basic and diluted income (loss) per common share          $          -      $      (0.01)      $          -      $      (0.04)
                                                          ============      ============       ============      ============

Weighted average common shares outstanding - basic          13,148,054        13,148,054         13,148,054        13,150,063
                                                          ============      ============       ============      ============

Weighted average common shares outstanding - diluted        13,821,864        13,148,054         13,522,659        13,150,063
                                                          ============      ============       ============      ============


The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                        Statement of Stockholders' Equity
                        Nine Months Ended April 30, 2004

                                                                 Additional
                                                                  Paid-in          Treasury        Accumulated
                                      Common Stock                Capital           Stock            Deficit            Total
                              -----------      -----------      -----------      -----------       -----------       -----------
                                 Shares           Amount
                              -----------      -----------
Balance - August 1, 2003       14,251,058      $    14,251      $11,849,358      $  (531,023)      $(6,695,485)      $ 4,637,101


Net income (unaudited)                                                                                  28,433            28,433


                              -----------      -----------      -----------      -----------       -----------       -----------
Balance - April 30, 2004       14,251,058      $    14,251      $11,849,358      $  (531,023)      $(6,667,052)      $ 4,665,534
                              ===========      ===========      ===========      ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      Statements of Cash Flows (Unaudited)

                                                                                Nine Months Ended
                                                                          -----------------------------
                                                                                    April 30,
                                                                          -----------------------------
                                                                              2004              2003
                                                                          -----------       -----------
Cash flows from operating activities
      Net income (loss)                                                   $    28,433       $  (513,794)
      Adjustments to reconcile net income (loss) to cash provided by operating activities
         Depreciation and amortization                                      1,141,287         1,187,711
         Provision for (recovery of) bad debts                                 50,000            (3,123)
         Deferred revenue                                                     (19,056)         (164,392)
         Deferred liabilities                                                 (21,675)          (17,065)
         Changes in operating assets and liabilities
             Trade and installment accounts receivable                        (58,157)          268,171
             Prepaid expenses and other current assets                         12,409            24,150
             Other assets                                                           -            11,552
             Accounts payable and accrued expenses                                591          (106,445)
                                                                          -----------       -----------
               Net cash provided by operating activities                    1,133,832           686,765
                                                                          -----------       -----------

Cash flows from investing activities
      Capitalized software development costs                                 (899,851)         (841,020)
      Purchases of property and equipment                                     (32,825)          (15,463)
                                                                          -----------       -----------

                  Net cash used in investing activities                      (932,676)         (856,483)
                                                                          -----------       -----------

Cash flows from financing activities
     Purchase of treasury stock                                                     -              (985)
     Principal payments under capital lease obligation                         (6,589)           (5,891)
                                                                          -----------       -----------

               Net cash used in financing activities                           (6,589)           (6,876)
                                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents                          194,567          (176,594)

Cash and cash equivalents at beginning of year                              1,176,627         1,060,231
                                                                          -----------       -----------

Cash and cash equivalents at end of the period                            $ 1,371,194       $   883,637
                                                                          ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

1.       Interim Financial Data
         The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2003.

         These results for the period ended April 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support ("PCS" or "support"), software products and, in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

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

         In February and July 2002, the Company entered into software license agreements with customers amounting to approximately $509,000 and $205,000, respectively. The agreements provide for installment payments through July 2004. At April 30, 2004, the outstanding balance related to these agreements amounted to $129,667 and was included in trade and installment accounts receivable, net in the accompanying balance sheets.

3.       Accounts Receivable
         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of April 30, 2004 and July 31, 2003 there was an allowance for doubtful accounts of $16,000 and $10,000, respectively.

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

         Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Capitalized software development costs are net of accumulated amortization of $4,791,013 and $3,940,270 at April 30, 2004 and July 31, 2003,
         respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer being sold.

5.       Treasury Stock
         In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and was to continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases were to be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and were dependent on market conditions. On April 1, 2003, the Company voluntarily delisted from the TSX. This action terminated the stock repurchase program authorized by the Board of Directors in September 2002. For the period from October 9, 2002 through April 1, 2003, 4,500 shares of common stock were purchased pursuant to this stock repurchase program. Immediately following delisting from the TSX Exchange, the Company commenced another stock repurchase program (the "Program") for the purchase of up to 1,000,000 shares of Proginet common stock. The purchases will be made from time to time on the OTC-BB at the Company's discretion and are dependent on market conditions and SEC regulations. As of April 30, 2004, no shares of common stock were purchased under the Program.

6.       Income (Loss) Per Share
         Basic income (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the "treasury stock" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

         The following table sets forth the computation of basic and diluted income (loss) per share:

                                                     Three Months Ended                   Nine Months Ended
                                               ------------      ------------       ------------      ------------
                                                          April 30,                           April 30,
                                               ------------      ------------       ------------      ------------
                                                   2004              2003               2004              2003
                                               ------------      ------------       ------------      ------------
         Numerator:
         Net income  (loss)                    $     40,071      $    (85,484)      $     28,433      $   (513,794)
                                               ============      ============       ============      ============

         Denominator:
         Weighted average number
               of common shares (basic)          13,148,054        13,148,054         13,148,054        13,150,063
                                               ------------      ------------       ------------      ------------

         Effect of dilutive securities:
               Stock options                        572,459                 -            340,821                 -
               Warrants                             101,351                 -             33,784                 -
                                               ------------      ------------       ------------      ------------
                                                    673,810                 -            374,605                 -
                                               ------------      ------------       ------------      ------------

         Weighted average number
               of common shares (diluted)        13,821,864        13,148,054         13,522,659        13,150,063
                                               ============      ============       ============      ============

         Basic and diluted
              income per share                 $          -      $      (0.01)      $          -      $      (0.04)
                                               ============      ============       ============      ============

         Potential common shares of 423,000 and 1,270,167 for the three and nine months ended April 30, 2004 and 2,298,000 for the three and nine months ended April 30, 2003 are excluded in computing basic and diluted net income (loss) as their effects would be anti-dilutive.

7.       Stock Options and Stock Based Compensation
         In the first quarter of fiscal 2004, the Board of Directors granted stock options under the 2000 Stock Option Plan to directors and employees to purchase 60,000 and 30,000 shares of common stock, respectively, at exercise prices of $.27 for the directors and $.33 for the employees, which represent the fair market values of the underlying common stock on the dates of grant.

         The Company accounts for our employee stock option plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations". No stock-based compensation cost is reflected in net income (loss) for these plans as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:

                                                          Three Months Ended               Nine Months Ended
                                                       -------------------------       -------------------------
                                                               April 30,                        April 30,
                                                       -------------------------       -------------------------
                                                         2004            2003             2004            2003
                                                       ---------       ---------       ---------       ---------
         Net income (loss), as reported                $  40,071       $ (85,484)      $  28,433       $(513,794)
                                                       =========       =========       =========       =========

         Deduct: Total stock-based employee
              expense determined under fair value
              based method                                (7,354)        (18,253)        (18,420)        (68,196)
                                                       ---------       ---------       ---------       ---------

         Net income (loss), as adjusted                $  32,717       $(103,737)      $  10,013       $(581,990)
                                                       =========       =========       =========       =========

         Income (loss) per share:
              Basic and diluted - as reported          $    0.00       $   (0.01)      $    0.00       $   (0.04)
              Basic and diluted - as adjusted          $    0.00       $   (0.01)      $    0.00       $   (0.04)

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

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently relate to revenues in a particular period as the data upon which the assumptions and estimates were made by management may change. For example, an economic slowdown may result in reduced information technology spending which causes customers to delay and reduce purchasing decisions. Accordingly, it may be harder to close contracts with customers, the size of the transactions may decrease, and many of our license contracts are pushed to the very end of the quarter, making it difficult for us to forecast revenues for the quarter, and adjust spending to respond to variations in revenue growth during the quarter, all of which may adversely affect our business, financial condition and results of operations.

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

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support ("PCS" or "support"), software products and, in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants ("AICPA") and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the U.S. Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations

Revenues

Revenues for the quarter ended April 30, 2004 amounted to $1,760,522, representing an increase of $234,360, or 15.4%, compared to revenues of $1,526,162 for the quarter ended April 30, 2003. Revenues for the nine months ended April 30, 2004 amounted to $4,933,637 representing an increase of $848,455, or 20.8%, compared to revenues of $4,085,182 for the nine months ended April 30, 2003.

Software sales and license revenues for the three months ended April 30, 2004 amounted to $725,239 representing an increase of $127,948, or 21.4%, compared to software sales and license revenues of $597,291 for the three months ended April 30, 2003. Software sales and license revenues for the nine months ended April 30, 2004 amounted to $1,925,218 representing an increase of $608,073, or 46.2%, compared to software sales and license revenues of $1,317,145 for the nine months ended April 30, 2003. The increase in software sales and license revenues compared to the prior year periods is primarily due to sales made by our OEM partners, increased sales to our existing customers and improved sales execution for the three and nine months ended April 30, 2004.

Software maintenance fees and other for the three months ended April 30, 2004 amounted to $1,035,283, representing an increase of $106,412, or 11.5%, compared to software maintenance fees and other of $928,871 for the three months ended April 30, 2003. Software maintenance fees and other for the nine months ended April 30, 2004 amounted to $3,008,419, representing an increase of $240,382, or 8.7%, compared to software maintenance fees and other of $2,768,037 for the nine months ended April 30, 2003. The increase in software maintenance fees and other for the three and nine months ended April 30, 2004 is primarily due to an increase in maintenance revenues resulting from an increase in revenues from the Company's existing customer base and from maintenance revenues due under an OEM Agreement signed on April 19, 2004, effective as of January 1, 2004.

Operating Expenses

Operating expenses increased to $1,721,162 from $1,612,390 an increase of $108,772 or 6.7%, for the three months ended April 30, 2004. Operating expenses increased for the nine months ended April 30, 2004 to $4,907,020 representing an increase of $303,758 or 6.6% compared to operating expenses of $4,603,262 for the nine months ended April 30, 2003.

The increase in operating expenses is a combined result of the following fluctuations:

Cost of software sales and licenses (which principally includes amortization of capitalized software costs) for the three months ended April 30, 2004 amounted to $375,658 representing a decrease of $3,685 or 1.0% compared to cost of software sales and licenses of $379,343 for the three months ended April 30, 2003. Cost of software sales and licenses for the nine months ended April 30, 2004 amounted to $1,097,937 representing a decrease of $39,562 or 3.5% compared to cost of software sales and licenses of $1,137,499 for the nine months ended April 30, 2003. Cost of software sales and licenses decreased for the three and nine months ended April 30, 2004 due to the full amortization of certain capitalized projects in fiscal 2003, which was greater than the amortization costs of the capitalized projects that became generally available over the past three and nine months periods.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the three months ended April 30, 2004 amounted to $191,598 representing an increase of $32,527 or 20.4% compared to cost of maintenance fees and other of $159,071 for the three months ended April 30, 2003. Cost of maintenance fees and other for the nine months ended April 30, 2004 amounted to $586,836 representing an increase of $74,615 or 14.6% compared to cost of maintenance fees and other of $512,221 for the nine months ended April 30, 2003. The increase in cost of maintenance fees and other for the three and nine months ended April 30, 2004 compared to the prior year periods is primarily due to an increase in payroll and payroll related expenses allocated to support the Company's customer base and installed products.

Commission expense for the three months ended April 30, 2004 amounted to $266,795 representing a decrease of $54,008 or 16.8% compared to commission expense of $320,803 for the three months ended April 30, 2003. Commission expense for the nine months ended April 30, 2004 amounted to $687,779 representing a decrease of $22,845 or 3.2% compared to commission expense of $710,624 for the nine months ended April 30, 2003. The decrease in commission expense for the three months ended April 30, 2004 compared to the prior year period is due to an increase in revenues generated by OEM partners for which no commission expense is incurred. For the first half of fiscal 2004, the Company experienced greater international sales through distributors which resulted in higher commission expense and offset the current quarter's decrease for the nine months ended April 30, 2004.

Research and development expenses for the three months ended April 30, 2004 amounted to $32,399 representing a decrease of $6,146 or 15.9 % compared to research and development expenses of $38,545 for the three months ended April 30, 2003. Research and development expenses for the nine months ended April 30, 2004 amounted to $75,199 representing a decrease of $47,935 or 38.9% compared to research and development expenses of $123,134 for the nine months ended April 30, 2003. The variance in research and development expenses for the three and nine months ended April 30, 2004 compared to the prior year periods is attributable to increased resources being allocated to support the Company's customer base and installed products. Additionally, for the nine months ended April 30, 2004, the decrease is also attributable to increased resources allocated to capitalizable projects during fiscal 2004.

Selling and marketing expenses for the three months ended April 30, 2004 amounted to $377,203 representing an increase of $202,699 or 116.2% compared to selling and marketing expenses of $174,504 for the three months ended April 30, 2003. Selling and marketing expense for the nine months ended April 30, 2004 amounted to $914,444 representing an increase of $345,622 or 60.8% compared to selling and marketing expenses of $568,822 for the nine months ended April 30, 2003. The increase in selling and marketing expenses for the three and nine months ended April 30, 2004 is due to an increase in sales and marketing personnel compared to the prior year periods due to an expansion of the sales and marketing departments and from an increase in marketing programs related to the launch of the SIFT product and other corporate sales and marketing initiatives, both domestically and internationally, including among other items, trade show participation, increased customer visitations and industry analysts retention.

General and administrative expenses for the three months ended April 30, 2004 amounted to $477,509 representing a decrease of $62,615 or 11.6% compared to general and administrative expenses of $540,124 for the three months ended April 30, 2003. General and administrative expenses for the nine months ended April 30, 2004 amounted to $1,544,825 representing a decrease of $6,137 or .4% compared to general and administrative expenses of $1,550,962 for the nine months ended April 30, 2003. The variance in general and administrative expenses for the three and nine months ended April 30, 2004 is principally due to a decrease in payroll and payroll related expenses allocated to general and administrative expenses which were utilized to support the Company's expanding customer base and increased license revenues in the current year periods. Additionally, for the nine months ended April 30, 2004, the Company experienced an increase in bad debt expense associated with a former OEM partner, an increase in executive recruitment fees for the placement of sales and marketing personnel and an increase in Board of Director fees. Such increases were offset by a decrease in senior management travel expense due to the hiring of a Vice President of Sales in the first quarter of fiscal 2004 and a decrease in technical subscriptions due to the purchase of a proprietary manual associated with the development of the Company's product, SIFT, launched in July 2003.

Interest Income

Interest income amounted to $711 and $1,816 and $744 and $4,286 for the three and nine months ended April 30, 2004 and 2003, respectively. This decrease is primarily due to lower interest income generated from lower average cash and cash equivalents balance and a lower rate of return on investment.

Net Income (Loss)

The Company reported net income (loss) of $40,071 and $(85,484) for the three months ended April 30, 2004 and 2003, respectively and net income (loss) of $28,433 and $(513,794) for the nine months ended April 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

At April 30, 2004, the Company had a cash and cash equivalent balance of $1,371,194 and working capital of $146,674 compared to $1,176,627 of cash and cash equivalents and a working capital deficit of $62,173 at July 31, 2003. The increase in working capital was primarily due to an increase in our cash and cash equivalent balance resulting from the increase in new license revenues over the fourth quarter of fiscal 2003.

Operating activities provided cash of $1,133,832 for the nine months ended April 30, 2004. This resulted primarily from net income of $28,433, which included non-cash charges for depreciation and amortization and bad debt expense of $1,141,287 and $50,000, respectively. Investing activities used cash of $932,676 for the nine months ended April 30, 2004 primarily for costs associated with the development of the Company's software products. Financing activities used cash of $6,589 for the nine months ended April 30, 2004 for principal payments under a capital lease obligation.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2004, at which time the Company intends to renew this line of credit. As of April 30, 2004, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In April 2003, this line of credit was increased to $500,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires June 30, 2004, at which time the Company intends to renew this line of credit. As of April 30, 2004, the Company has not borrowed against this line of credit.

The following table lists the Company's cash contractual obligations as of April 30, 2004:

                                                                             Payments Due by Period
                                                 --------------------------------------------------------------------------------
                                                           Total                   Less than                   1-3 years
                                                                                     1 year
                                                 --------------------------     -----------------      --------------------------
  Contractual Obligations
  Capital Lease Obligations                  $                       9,027  $              9,027   $                           -
                                                 --------------------------     -----------------      --------------------------
  Facility Rent Operating Lease              $                     462,275  $            247,948   $                     214,327
                                                 --------------------------     -----------------      --------------------------
  Total Contractual Cash Obligations         $                     471,302  $            256,975   $                     214,327
                                                 --------------------------     -----------------      --------------------------


Certain Factors That May Affect Future Results

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

The management of Proginet, with the participation of Proginet's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of Proginet's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, Proginet's chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to Proginet is made known to them, particularly during the period for which periodic reports of Proginet including this Quarterly Report on Form 10-QSB are being prepared.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2 - Rule 13a-14(a) Certification (Chief Financial Officer)

Exhibit 32.1 - 18 U.S.C. Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - 18 U.S.C. Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

         (1) The Registrant filed a Report on Form 8-K dated February 25, 2004 to report an event under Items 7 and 12.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 1, 2004



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