Form 10KSB
period 2004-07-31
PROGINET CORP
filed 2004-09-28
CIK 934868

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2004

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________

                        COMMISSION FILE NUMBER 000-30151
                              PROGINET CORPORATION
                 (Name of small business issuer in its charter)

          Delaware                                       11-3264929
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

200 Garden City Plaza, Garden City, New York                 11530
----------------------------------------------          --------------
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number   (516) 535-3600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
       None                                             None

 Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     X
                                ------

The issuer's revenues for its most recent fiscal year were $6,301,818.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of September 22, 2004 was approximately $9,045,265. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 13,343,054 shares of Common Stock outstanding at September 22, 2004.

Documents Incorporated by Reference: The information required by Part III of this Form 10-KSB is incorporated by reference from the Proxy Statement for the 2004 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:

Yes       No   X
   -----     -----

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.      Description of Business...........................................1

Item 2.      Description of Property...........................................6

Item 3.      Legal Proceedings.................................................6

Item 4.      Submission of Matters to a Vote of Security Holders...............6

                                     PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities........7

Item 6.      Management's Discussion and Analysis or Plan of Operation.........8

Item 7.      Financial Statements.............................................12

Item 8.      Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................28

Item 8A.     Controls and Procedures..........................................28

Item 8B.     Other Information................................................28




                                    PART III

Item 9.      Directors and Executive Officers of the Registrant...............29

Item 10.     Executive Compensation...........................................29

Item 11.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................29

Item 12.     Certain Relationships and Related Transactions...................29

Item 13.     Exhibits, Lists and Reports on Form 8-K..........................30

Item 14.     Principal Accountant Fees and Services...........................30

Signatures   .................................................................31

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

GENERAL DEVELOPMENT OF THE BUSINESS

Proginet was incorporated in New York in 1986 as the Teleprocessing Connection, Inc. (TCI) and changed its name in 1990 to Proginet Corp. In 1994 Proginet Corp. merged with a Delaware corporation, was renamed Proginet Corporation and became a public company by listing on the Vancouver Stock Exchange. In addition to the development of software technology, Proginet has acquired several technologies from other companies including the acquisition of Network Navigator and IND$FILE from Novell Inc. in 1994, the acquisition of TransAccess from Microsoft in 1995, the acquisition of NetWk software from KnowledgeNet in 1995 and the acquisition of TCS from SureFire Inc. in 2000.

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

Information Movement Products

Proginet's enterprise file transfer technology allows users to send their information over internal networks and the Internet, confident that no one other than the intended recipient can read or receive the information. Proginet's information movement software is currently being used by some of the largest corporations in the world. Proginet offers seven software solutions for moving information between computers. The Secure Internet File Transfer product (SIFT) was introduced to the market in July 2004, as a standards based web service technology to address the B2B data transfer requirements of hundreds of thousands of companies. Thus, SIFT is designed specifically for Internet file transfer and the other six are designed for internal network file transfers.

Proginet currently offers the following products in the information movement space:

     o SIFT, or Secure Internet File Transfer, is a Web Service that provides connectivity with business partners or consumers needing secure file data exchange over the Internet using open protocols. As a web service, SIFT supports HTTPS, SOAP, UDDI, WSDL, and Struts. For encryption, SIFT supports SSL, AES and DES. For authentication and non-repudiation, SIFT supports X509 Digital Certificates.
     o CyberFusion provides secure reliable information movement across large enterprise internal networks. This product includes some of the strongest encryption available including DES, Triple DES, Blowfish and Blowfish Long, along with extensive features to allow for the automation of information movement needs.
     o TransAccess is a data access and middleware solution for cross-platform data retrieval, update, and transaction processing. TransAccess enables enterprise-wide applications to be distributed across an extensive range of computing platforms.
     o Network Navigator is a batch file transfer capability between client/server and MVS environments.
     o Proginet also provides a version of IND$FILE, called IND$FILE Plus. While the Time Sharing Option (TSO) version of IND$FILE, sold by IBM, is already the industry standard for exchanging files between personal computers and IBM mainframes, Proginet's VTAM - based IND$FILE Plus provides added value and security to all IBM mainframe users.

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

Password Management Product

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

In 2004, Proginet introduced a new version of the SecurPass Reset product, providing improved performance capabilities. These improvements reduce both cost and time delay in accessing systems.

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

The driving force behind Proginet's strategy is the absolute dedication and commitment to fully utilize Proginet's expertise, background, and core competencies in the critical area of security related to data movement and control. These competencies resulted in Proginet's development of the Security and Information Exchange Architecture for the Global Enterprise (SIEA) Model in 2003. This model is a comprehensive data movement and security model introduced for the instant access world of the Internet. In 2003, the Company continued the implementation of this model with the introduction of SIFT, the next major component of the SIEA strategy. In 2004 the Company continues the development of this strategic model with support for additional protocols for FTP, the implementation of the AS2 and AS3 data standards and delegated administrative capabilities.

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

The SIEA Model capitalizes on Proginet's position as a multi-vendor, multi-protocol, multi-standards software innovator. Proginet provides the standardized integration of disparate architectures, to empower large complex enterprises to seamlessly integrate their myriad of computing platforms and applications for a totally open and standards based infrastructure. The global enterprise must have a standard infrastructure that can be modified and/or changed as its business requirements evolve and change. The constraints and restrictions of the old "legacy" approach or the "uncontrolled" distributed approach will not suffice in today's anytime, anywhere, anyway environment.

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

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees. The direct sales model covers the entire sales cycle from lead generation through a proof-of-concept (POC) evaluation process, typically 30 to 60 days, to the signing of a software license agreement. Proginet estimates that the "typical" sales cycle averages about 120 days and Proginet closes approximately sixty (60) percent of POC's started. The indirect U.S. sales model is built on the premise that business connections and knowledge in various vertical markets can be beneficial in establishing business relationships and closing sales faster in instances where Proginet did not have a presence. Therefore, Proginet is continuing to extend the indirect channels program used internationally to the U.S. domestic sales process.

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

CUSTOMERS

Proginet has established a worldwide user base of more than 300 companies in over 25 countries engaged in the financial, telecommunications, healthcare, government, and other industry sectors. No one customer represented 10% or more of Proginet's revenues during the past two fiscal years.

SUPPLIERS

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

COMPETITION

The enterprise management software business is highly competitive. Many of our competitors including IBM, Computer Associates, Sterling Commerce and Tumbleweed, as well as large computer manufacturers such as Sun and HP, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

PROPRIETARY RIGHTS

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

EMPLOYEES

As of July 31, 2004, Proginet had 45 full-time salaried employees and two consultants on retainer. The Company believes its relations with its employees are satisfactory.

RESEARCH AND DEVELOPMENT ACTIVITIES

During the years ended July 31, 2004 and 2003, Proginet spent $126,726 and $151,284, respectively, on research and development activities.

ITEM 2.   DESCRIPTION OF PROPERTY

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where all employees are located. This lease expires May 2013.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table shows the high and low bid information, in U.S. dollars, of Proginet's common stock on the OTC-BB for each quarter within the last two fiscal years:

Quarter Ended                                    High        Low
------------------------------------------------ ----------- --------------
July 31, 2004                                    $0.90       $0.48
April 30, 2004                                   $1.40       $0.35
January 31, 2004                                 $0.70       $0.24
October 31, 2003                                 $0.35       $0.20
July 31, 2003                                    $0.44       $0.20
April 30, 2003                                   $0.25       $0.12
January 31, 2003                                 $0.30       $0.11
October 31, 2002                                 $0.30       $0.11


The following table shows the high and low bid information, in U.S. dollars, of Proginet's common stock on the TSX Venture the period from August 1, 2002 through April 1, 2003 (when the Company voluntarily delisted from the TSX Venture).

Period Ended                                     High        Low
------------------------------------------------ ----------- --------------
April 1, 2003                                    $0.24       $0.15
January 31, 2003                                 $0.24       $0.15
October 31, 2002                                 $0.31       $0.13


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

RECENT SALES OF UNREGISTERED SECURITIES AND REPURCHASES

There have been no Company sales of unregistered securities during the fiscal year ended July 31, 2004.

There have been no repurchases of securities during the forth quarter of fiscal 2004.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein. Certain statements under the captions "Description of Business", "Management's Discussion and
Analysis or Plan of Operation" and elsewhere in this Form 10-KSB contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. Words such as "may", "should", "could", "believe", "expect", "anticipate", "estimate", "intend", "strategy", "likely" and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements. Such factors include factors that may be beyond the Company's control and include, among others, the following: general economic and business conditions, competition from existing and potential competitors and availability of qualified personnel.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

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

If the fee is not fixed or determinable, we recognize revenue as the amounts are earned. Probability of collection is based upon our assessment of the customer's financial condition through review of its current financial statements or credit reports. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants ("AICPA") and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 104, "Revenue Recognition" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

FISCAL PERIODS ENDED JULY 31, 2004 AND JULY 31, 2003

Total revenues for the year ended July 31, 2004 amounted to $6,301,818, representing an increase of $914,897, or 17% compared to revenues of $5,386,921 for the year ended July 31, 2003. Software license revenues increased by $790,862, or 51.7%, to $2,319,702. The increase in software license revenues compared to the prior year was primarily due to sales made by our OEM partners, both domestically and internationally.

Software maintenance fees and other increased by $124,035, or 3.2% to $3,982,116 compared to fiscal 2003 of $3,858,081. The increase in software maintenance fees and other is primarily due to an increase in recurring maintenance revenues from an expanded customer base and from maintenance revenues generated under an OEM relationship established in fiscal 2004.

Operating expenses increased $845,743, or 14.2% to $6,787,409 in fiscal 2004 from $5,941,666 in fiscal 2003. This increase is primarily attributed to a $131,356, or 20.9%, increase is cost of maintenance fees and other, a $95,007, or 11.1%, increase in commissions and a $581,985, or 74.3%, in selling and marketing.

The increase in cost of maintenance fees and other (which principally consists of technical support payroll) is primarily due to an increase in payroll and payroll related expenses allocated to support the Company's customer base and installed products. The increase in commissions is due to an increase in international revenue generated through distributors. The increase in selling and marketing is due to an increase in sales and marketing personnel and from an increase in marketing programs related to the launch of the SIFT product and other corporate sales and marketing initiatives, both domestically and internationally, including among other items, trade show participation, increased customer visitations and the retention of an industry analyst group and a public relations firm.

Interest income amounted to $2,964 and $4,369 in fiscal 2004 and 2003, respectively. The $1,405, or 32.2%, decrease in interest income earned is primarily due to a lower rate of return earned on the Company's investment in a liquid reserve mutual fund in fiscal 2004.

The Company reported a net loss of $482,627 for 2004 compared to a net loss of $550,376 for 2003.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, the Company had a cash and cash equivalent balance of $1,130,443 and a working capital deficit of $153,675 compared to $1,176,627 of cash and cash equivalents and working capital deficit of $62,173 at July 31, 2003. The increase in the working capital deficit is primarily due to the timing of cash collections related to the Company's new license revenues and software maintenance fees.

Operating activities provided cash of $1,139,302 for the fiscal year ended July 31, 2004. This resulted primarily from a net loss of $482,627, offset by non-cash charges for depreciation and amortization and provision for bad debt allowance of $1,547,664 and $50,000, respectively. Investing activities used cash of $1,188,955 for the fiscal year ended July 31, 2004, primarily for costs associated with the development of the Company's software products. Financing activities provided net cash of $3,469 which consisted of $12,380 in proceeds received from the exercise of common stock options, offset by $8,911 in principal payments under a capital lease obligation.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2005, at which time the Company intends to renew this line of credit. As of July 31, 2004, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In July 2004, this line of credit was increased to $550,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires July 31, 2005, at which time the Company intends to renew this line of credit. As of July 31, 2004, the Company has not borrowed against this line of credit.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

The following table lists the Company's cash contractual obligations as of July 31, 2004:

                                                                    Payments Due by Period
                                              -------------------------------------------------------------------
                                                           Less than 1                              More than 5
Contractual Obligations:                         Total         year       1-3 years     3-5 years      years
--------------------------------------------- ------------ ------------- ------------- ------------ -------------
   Capital Lease Obligations                   $    6,705      $  6,705             -            -             -
   Operating Lease Obligations                  2,432,000       250,000      $457,000     $553,000    $1,172,000
      Total                                    $2,438,705      $256,705      $457,000     $553,000    $1,172,000

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

ITEM 7.       FINANCIAL STATEMENTS

                                                                          Page
Report of Independent Registered Public Accounting Firm                    13
Balance Sheets as of July 31, 2004 and 2003                                14
Statements of Operations for the years ended July 31, 2004 and 2003        15
Statements of Stockholders' Equity for the years ended
  July 31, 2004 and 2003                                                   16
Statements of Cash Flows for the years ended July 31, 2004 and 2003        17
Notes to Financial Statements                                              18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
    PROGINET CORPORATION


We have audited the accompanying balance sheets of Proginet Corporation as of July 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



BDO SEIDMAN LLP


Melville, New York
September 23, 2004

                              PROGINET CORPORATION
                                 Balance Sheets

                                                                                              July 31,
                  ASSETS                                                              2004                 2003
                                                                                 ---------------        ------------

Current assets
          Cash and cash equivalents                                       $           1,130,443  $        1,176,627
          Trade and installment accounts receivable, net                                402,281             543,632
          Prepaid expenses                                                               37,094              31,078
                                                                                 ---------------    ----------------
                               Total current assets                                   1,569,818           1,751,337
                                                                                 ---------------    ----------------

Property and equipment, net                                                             114,659             128,810
Capitalized software development costs, net                                           3,883,398           3,898,364
Purchased software, net                                                                 411,976             741,568
Other assets                                                                             32,262              32,262
                                                                                 ---------------    ----------------
                                                                          $           6,012,113  $        6,552,341
                                                                                 ===============    ================
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
          Accounts payable and accrued expenses                           $             356,362  $          290,189
          Current portion of obligation under capital lease                               6,705               9,094
          Deferred revenue                                                            1,360,426           1,514,227
                                                                                 ---------------    ----------------
                               Total current liabilities                              1,723,493           1,813,510
                                                                                 ---------------    ----------------

Deferred revenue                                                                         51,083
Deferred rent                                                                            70,683              95,208
Long term obligation under capital lease                                                                      6,522
                                                                                 ---------------    ----------------
                                                                                      1,845,259           1,915,240
                                                                                 ---------------    ----------------
Commitments and Contingencies

Stockholders' equity
          Preferred stock, $.01 par value, 10,000,000 shares authorized,
                none issued                                                                   -                   -
          Common stock, $.001 par value, 40,000,000 shares authorized,
                14,271,058 and 14,251,058 shares issued in 2004 and
                2003, respectively                                                       14,271              14,251
          Additional paid-in capital                                                 11,861,718          11,849,358
          Treasury stock 1,103,004 shares, at cost, in 2004 and
                2003                                                                   (531,023)           (531,023)
          Accumulated deficit                                                        (7,178,112)         (6,695,485)
                                                                                 ---------------    ----------------
                               Total stockholders' equity                             4,166,854           4,637,101
                                                                                 ---------------    ----------------
                                                                          $           6,012,113  $        6,552,341
                                                                                 ===============    ================

The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            Statements of Operations

                                                                                       Year ended July 31,
                                                                                   2004                    2003
                                                                           ---------------------    -------------------
Revenues
        Software licenses                                           $          2,319,702          $          1,528,840
        Software maintenance fees and other                                    3,982,116                     3,858,081
                                                                           --------------                --------------
                                                                               6,301,818                     5,386,921
                                                                           --------------                --------------

Operating expenses
        Costs of software sales and licenses                                   1,486,744                     1,479,431
        Costs of maintenance fees and other                                      759,694                       628,338
        Commissions                                                              952,967                       857,960
        Research and development                                                 126,726                       151,284
        Selling and marketing                                                  1,365,223                       783,238
        General and administrative                                             2,096,055                     2,041,415
                                                                           --------------                --------------
                                                                               6,787,409                     5,941,666
                                                                           --------------                --------------

Loss from operations                                                           (485,591)                     (554,745)

Other income
        Interest income                                                            2,964                         4,369
                                                                           --------------                --------------


Net loss                                                            $          (482,627)          $          (550,376)
                                                                           ==============                ==============


Basic and diluted loss per common share                             $              (.04)          $              (.04)
                                                                           ==============                ==============

Weighted average common shares outstanding - basic and diluted                13,152,972                    13,149,546
                                                                           ==============                ==============










The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                       Statements of Stockholders' Equity
                       Years ended July 31, 2004 and 2003


                                              Common stock           Additional                      Accum-
                                     ------------------------------   paid- in       Treasury        ulated
                                        Shares          Amount        capital          stock         deficit          Total
                                     ------------------------------  ------------   ------------  --------------   ------------

Balance - August 1, 2002               14,251,058   $       14,251  $ 11,849,358   $  (530,038)  $  (6,145,109)  $   5,188,462

Purchase of treasury stock                                                                (985)                          (985)

Net loss                                                                                              (550,376)      (550,376)

                                     -------------   --------------  ------------   ------------  --------------   ------------
Balance - July 31, 2003                14,251,058           14,251    11,849,358      (531,023)     (6,695,485)      4,637,101



Exercise of common stock options           20,000               20        12,360                                        12,380

Net loss                                                                                              (482,627)      (482,627)
                                     -------------   --------------  ------------   ------------  --------------   ------------

Balance - July 31, 2004                14,271,058   $       14,271  $ 11,861,718   $  (531,023)  $  (7,178,112)  $   4,166,854
                                     =============   ==============  ============   ============  ==============   ============




The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                            Statements of Cash Flows

                                                                                  Year ended July 31,
                                                                                2004                2003
                                                                            --------------       ------------

Cash flows from operating activities
      Net loss                                                          $        (482,627)  $       (550,376)
      Adjustments to reconcile net loss to cash provided by
      operating activities
          Depreciation and amortization                                         1,547,664          1,544,663
          Provision for  (recovery  of) bad debt  allowance,
            net                                                                    50,000             (3,123)
          Deferred maintenance revenue                                          (102,718)            (95,284)
          Deferred rent                                                          (24,525)            (22,243)
          Changes in operating assets and liabilities
               Trade and installment accounts receivable                           91,351            571,221
               Prepaid expenses and other current assets                          (6,016)              9,221
               Other assets                                                                           12,471
               Accounts payable and accrued expenses                               66,173            (86,060)
                                                                            --------------    ---------------

                        Net  cash   provided  by   operating                    1,139,302          1,380,490
               activities

Cash flows from investing activities
          Capitalized software development costs                               (1,142,186)        (1,236,243)
          Purchase of property and equipment                                      (46,769)           (18,901)
                                                                            --------------    ---------------

               Net cash used in investing activities                           (1,188,955)        (1,255,144)

Cash flows from financing activities
          Exercise of common stock options                                         12,380
          Purchase of treasury stock                                                                    (985)
          Principal payments under capital lease obligation                        (8,911)            (7,965)
                                                                            --------------    ---------------

               Net cash provided by (used in) financing activities                  3,469             (8,950)

Net (decrease) increase in cash and cash equivalents                              (46,184)           116,396

Cash and cash equivalents at beginning of the year                              1,176,627          1,060,231
                                                                            --------------    ---------------

Cash and cash equivalents at end of the year                            $       1,130,443  $       1,176,627
                                                                            ==============    ===============




The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


(1)     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS
Proginet  Corporation  ("Proginet"  or "the  Company")  is a  global  enterprise software company. Proginet's software solutions allow its customers to effectively and securely manage their security passwords and data within their information technology (IT) systems, which span most business sectors of the economy. The Company's products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in the U.S. through its direct sales force and internationally through distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia. The Company operates and is managed as one reportable segment.

       GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

       REVENUE RECOGNITION
The Company recognizes revenue in accordance with Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, recognition of the software license revenue is deferred until the criteria are met or the software license revenue is recognized on a ratable basis, as required by SOPs 97-2 and 98-9. The Company generally utilizes written contracts as the means to establish the terms and conditions by which products, support and services are sold to customers.

A non-cancelable agreement signed by the Company and the customer is considered to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Typical end user license agreements do not contain acceptance clauses. The fee is considered to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, revenue is recognized as the amounts are earned. Probability of collection is based upon an assessment of the customer's financial condition through review of its current financial statements or credit reports. Collection is deemed probable it is expected that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

Revenues from license and maintenance transactions that include extended payment terms are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities assumed by the Company.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


When software licenses contain multiple elements, revenue is allocated to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the specific elements. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

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

A customer typically prepays maintenance revenues and such maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

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

       ACCOUNTS RECEIVABLE
The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts. As of July 31, 2004 and 2003, there was an allowance for doubtful accounts of $16,000 and $10,000, respectively.

       PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using a straight-line method over the assets' useful lives, ranging from three to five years. Leasehold improvements are amortized over the lesser of the economic life of the asset, which is generally five years, or the lease term. Property and equipment is retired from the balance sheet when fully depreciated.

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

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

       LONG-LIVED ASSETS
The Company reviews long-lived assets, such as plant and equipment and capitalized software development costs, to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $1,157,152 and $1,149,838 in fiscal 2004 and 2003, respectively. Capitalized software development costs were net of accumulated amortization of $5,097,422 and $3,940,270 at July 31, 2004 and 2003, respectively. Estimated amortization expense for the succeeding five years is $1,240,000 in fiscal 2005, $1,020,000 in fiscal 2006, $800,000 in fiscal 2007, $560,000 in fiscal 2008 and
$260,000 in fiscal 2009. Capitalized software development costs are retired from the balance sheet when fully amortized.

       LOSS PER SHARE
Loss per common share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the computation of basic and diluted loss per share:

                                                        Year ended
                                                         July 31,
                                               ------------------------------
                                                  2004               2003
                                               ------------      -------------
Numerator
     Net loss                              $     (482,627)  $       (550,376)
                                               ============     =============
Denominator
     Weighted average number
       of common shares (basic)                13,152,972         13,149,546
                                               ------------     -------------
     Effect of dilutive securities:
        Stock options                                   -                  -
                                               ------------     -------------
     Weighted average number
       of common shares (diluted)              13,152,972         13,149,546
                                               ============     =============
Basic and diluted loss
       per share                           $        (0.04)  $          (0.04)
                                               ============     =============

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

Potential common shares of 2,256,500 and 2,253,000 at July 31, 2004 and 2003, respectively, issueable upon exercise of stock options and warrants are excluded in computing basic and diluted net loss per share for fiscal 2004 and 2003, as their effects would be anti-dilutive.

       STOCK OPTIONS AND STOCK BASED COMPENSATION
The Company accounts for employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued Employees, and Related Interpretations". No stock-based compensation cost is reflected in net (loss) income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, "Accounting for Stock Based Compensation" to stock based compensation:

                                                               2004                        2003
                                                        ------------------         -----------------

         Net loss as reported                           $       (482,627)  $              (550,376)

         Deduct: Total stock-based employee
         compensation expense determined under fair
         value based method for all awards                       (28,239)                  (71,908)
                                                        ------------------         -----------------

         Net loss as adjusted                           $       (510,866)       $         (622,284)
                                                        ------------------         -----------------
         Net loss per share:
               Basic and diluted-as reported            $           (.04)       $             (.04)
               Basic and diluted-as adjusted            $           (.04)       $             (.05)



The per share weighted average fair value of stock options granted during fiscal 2004 and 2003 was $.26 and $.19, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% for fiscal 2004 and 2003; risk free interest rate of 2.90% and 3.175% in fiscal 2004 and 2003, respectively, expected stock volatility of 129% and 116% in 2004 and 2003, respectively, and an expected option life of approximately five years for both years. These assumptions are used for these calculations only and they do not necessarily represent an indication of management's expectations of future developments.


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

       STATEMENT OF CASH FLOWS AND LIQUIDITY
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents, amounting to $203,819 and $718,674 at July 31, 2004 and 2003, respectively, consisted of a liquid reserve mutual fund. Interest payments of $1,289 and $2,234 were made during the years ended July 31, 2004 and 2003, respectively. There were no income taxes paid during the years ended July 31, 2004 and 2003.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

       RECENT ACCOUNTING PRONOUNCEMENTS
In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

(2)     PURCHASED SOFTWARE

In a prior period, the Company purchased software from a third party for a total cost of $1,647,946, which was recorded as purchased software and is being amortized over a five-year period. Amortization expense charged to operations was $329,592 in fiscal 2004 and 2003. Accumulated amortization at July 31, 2004 and 2003 amounted to $1,235,970 and $906,378, respectively. The weighted average amortization period of the Company's purchased software as of July 31, 2004 is approximately 15 months. Amortization expense for the fiscal years ended July 31, 2005 and 2006 will approximate $330,000 and $82,000, respectively. The purchased software will be fully amortized by July 31, 2006.

(3)     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31:

                                                       2004            2003
                                                   -------------    -----------
              Computer and other equipment        $     408,483  $     376,245
              Furniture and fixtures                      4,798          4,798
              Leasehold improvements                     86,542         77,342
                                                   -------------    -----------
                                                        499,823        458,385
              Less accumulated depreciation
                      and amortization                 (385,164)      (329,575)
                                                   -------------    -----------

                                                  $     114,659  $     128,810
                                                     ===========    ===========

Included in computer and other equipment at July 31, 2004 and 2003 are assets recorded under a capitalized lease amounting to $25,864, net of accumulated depreciation of $11,638 and $6,465, respectively.

Depreciation and amortization expense for the years ended July 31, 2004 and 2003 was $60,920 and $65,233, respectively.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

(4)     CREDIT LINES

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2005, at which time the Company intends to renew this line of credit. As of July 31, 2004, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In July 2004, this line of credit was increased to $550,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires July 31, 2005, at which time the Company intends to renew this line of credit. As of July 31, 2004, the Company has not borrowed against this line of credit.

(5)     INCOME TAXES

There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2004 and 2003. The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes:

                                                      2004            2003
                                                   ------------    ------------

     Expense (benefit) at statutory rate         $    (164,000)  $    (187,000)
     Increases (reductions) in taxes due to:
          Nondeductible expenses                         4,000           1,000
          Change in valuation allowance                160,000         186,000
                                                   ------------    ------------
     Income tax provision                        $           -  $            -
                                                   ============    ============

At July 31, 2004, the Company had available Federal NOL carry forwards amounting to approximately $8,606,000 and research and development tax credit carry forwards of approximately $332,000, which expire in fiscal years 2007 through 2024. Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur. In addition, their use is limited to future earnings of the Company.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

For income tax purposes for the year ended July 31, 2003, the Company was required to change to the accrual method of accounting; previously, the Company utilized the cash method of accounting for revenues and expenses. The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability), and their approximate tax effects are as follows:

                                                            2004                2003
                                                       ---------------      --------------

Deferred tax assets
       Net operating loss carryforward             $        3,086,000  $        3,009,000
       Accounts payable and other                              70,000             108,000
       Deferred revenue                                       562,000             620,000
       Deferred contract costs                                  1,000              16,000
       Purchased software                                     601,000             566,000
       Property and equipment                                  15,000              17,000
       Research and development carryforward                  332,000             332,000
       Unbilled rent                                           28,000              40,000
                                                       ---------------      --------------
Gross deferred tax asset                                    4,695,000           4,708,000
Valuation allowance                                        (2,914,000)         (2,754,000)
                                                       ---------------      --------------
                 Deferred tax asset                         1,781,000           1,954,000

Deferred tax liabilities
       Capitalized software development costs               1,545,000           1,596,000
       Accounts receivable                                    228,000             346,000
       Prepaid expenses                                         8,000              12,000
                                                       ---------------      --------------
                 Deferred tax liability                     1,781,000           1,954,000
                                                       ---------------      --------------

                 Net deferred tax asset            $                -  $                -
                                                       ===============      ==============

At July 31, 2004 and 2003, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company's operating results in recent years.

(6)     TREASURY STOCK

In September 2002, the Board of Directors authorized the purchase of up to 1,000,000 shares of Proginet common stock under a stock repurchase program. The repurchase program commenced on October 9, 2002 and was to continue until the earlier of (i) the date on which 1,000,000 shares of common stock have been acquired or (ii) October 8, 2003. The purchases were to be made by the Company from time to time on the TSX Venture Exchange ("TSX") at the Company's discretion and are dependent on market conditions. On April 1, 2003, the Company voluntarily delisted from the TSX. This action terminated the stock repurchase program authorized by the Board of Directors in September 2002. For the period from October 9, 2002 through April 1, 2003, 4,500 shares of common stock were purchased pursuant to this stock repurchase program. Immediately following delisting from the TSX, the Company commenced another stock repurchase program (the "Program") for the purchase of up to 1,000,000 shares of Proginet common stock. The purchases will be made from time to time on the OTC-BB at the Company's discretion and are dependent on market conditions and SEC regulations. As of July 31, 2004, no shares of common stock were purchased under the Program.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

(7)     STOCK PURCHASE WARRANTS

In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. ("MFI") for certain strategic corporate services. The terms of the entire agreement were approved by the TSX and provided for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vested upon regulatory approval of the agreement and the next 100,000 vested upon Proginet's stock price reaching $1.25. The next 250,000 would have vested, if and only if, two criteria were satisfied: (i) Proginet's achievement of a listing on the United States OTC:BB and (ii) Proginet's stock price reaching established thresholds.

On December 28, 2001, the Company amended the MFI agreement. The amendment required the exchange of the remaining 250,000 unvested warrants (the "original warrants"), exercisable at $.54 per share for 125,000 fully vested warrants (the "exchanged warrants") exercisable at $.22, which represented the fair market value of the Company's common stock on the date of the amendment. A non-cash charge to operations amounting to $25,175 (as determined by Black-Scholes pricing model) was recorded by the Company for the year ended July 31, 2002 relating to the amendment. As of July 31, 2004, 375,000 warrants are outstanding under the MFI Agreement, as amended, and expire on various dates commencing September 2004 through December 2006. On September 16, 2004, warrants to purchase 50,000 and 25,000 shares of common stock were exercised at a price of $.54 and $.22, respectively. On September 22, 2004, warrants to purchase 100,000 shares of common stock were exercised at a price of $.54.

(8)     STOCK OPTION PLANS

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

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

                                                SHARES
                                                SUBJECT             EXERCISE PRICE         WEIGHTED AVERAGE
                                               TO OPTION               PER SHARE            EXERCISE PRICE
                                             ----------------     -------------------     --------------------
        Outstanding at August 1, 2002              2,028,500        $0.16 - $1.85               $ 0.58
            Granted                                   37,000        $0.17 - $0.25               $ 0.23
            Forfeited                               (187,500)       $0.16 - $0.71               $ 0.40
                                             ----------------
        Outstanding at July 31, 2003               1,878,000        $0.16 - $1.85               $ 0.59
            Granted                                   90,000        $0.27 - $0.33                $0.29
             Exercised                               (20,000)       $0.37 - $0.68                $0.62
            Forfeited                                (66,500)       $0.16 - $1.20                $0.63
                                             ----------------
        Outstanding at July 31, 2004               1,881,500        $0.16 - $1.85                $0.58
                                             ================

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

The  following  table  summarizes   information  about  employee  stock  options
outstanding and exercisable at July 31, 2004:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         Number             Weighted -            Weighted           Number          Weighted -
                       outstanding      average remaining         -average        exercisable         average
                       at July 31,       contractual life         exercise        at July 31,         exercise
 Exercise prices          2004               (years)               price              2004             price
------------------    --------------    -------------------     -------------     -------------     -------------
$0.16 - $0.37               673,500             8               $    0.25              630,000      $       0.25
$0.43 - $0.68               646,000             6                    0.63              646,000              0.63
$0.71 - $1.85               562,000             5                    0.90              562,000              0.90
                      --------------                                              -------------

                          1,881,500             7               $    0.58            1,838,000      $       0.58
                      ==============                                              =============

All options have been granted with exercise prices at the market price of the stock at the date of the grant.

(9)     MANAGEMENT AGREEMENTS

The Company has entered into management continuity agreements with certain key employees whereby if a change of control in the Company occurs, the agreements provide for:

       o A lump sum payment equal to the present value of the aggregate of the key employee's base compensation (equal to the highest rate of base compensation in effect during the three-year period immediately preceding the termination) for a stated period following the termination and the aggregate amount of annual bonuses (equal to the highest aggregate amount of such bonuses that the key employee received in any one of the three years preceding the termination) that the key employee would have received for a stated period following the termination.
       o Continuation at the Company's expense of all health benefits to which the key employee was entitled prior to termination for a stated period.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

(10)   COMMITMENTS AND CONTINGENCIES

         LEASES
The Company leases office space under a noncancelable operating lease expiring in fiscal 2013. The Company also leases certain computer equipment under a noncancelable capital lease expiring in fiscal 2005. The following is a schedule of future minimum payments, by year and in the aggregate, under the capital lease and noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2004:

      Year ending July 31,                Capital lease       Operating leases
-----------------------------            ----------------    ------------------

              2005                     $           7,057  $            250,000
              2006                                                     194,000
              2007                                                     263,000
              2008                                                     272,000
              2009                                                     281,000
           Thereafter                                                1,172,000
                                         ----------------    ------------------
Total minimum lease payments           $           7,057  $          2,432,000
                                         ----------------    ------------------

Amounts representing interest                        352
                                         ----------------

Present value of net minimum lease
payments                               $           6,705
                                         ================

Rental expense charged to operations was $169,950 and $166,376 in the fiscal years ended July 31, 2004 and 2003, respectively.

         LITIGATION AND CLAIMS
The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's financial condition and results of operations.

(11)    CONCENTRATION OF RISKS

Software license revenues for the years ended July 31, 2004 and 2003 included sales in foreign countries of approximately $1,019,430 and $767,992, respectively. Included in software license revenues were revenues generated under two OEM arrangements aggregating 28% and 13% of total software license revenues, respectively. No one customer represented 10% or more of revenues in the years ended July 31, 2004 and 2003.

At July 31, 2004, one customer accounted for approximately 21% of total trade and installment accounts receivable. At July 31, 2003, three different customers accounted for approximately 66% of total trade and installment accounts receivables.

(12)    RETIREMENT PLAN

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 15% of their salary to the plan. The Company may match up to 100%, as determined by the Board of Directors, of the employee's contribution up to 10% of eligible compensation. The Company's contributions were $64,093 and $52,559 for the years ended July 31, 2004 and 2003, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of Proginet with the participation of Proginet's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of Proginet's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, Proginet's chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB to ensure that material information relating to Proginet is made known to them, particularly during the period for which periodic reports of Proginet including this Annual Report on Form 10-KSB are being prepared. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to material affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 2004 and is incorporated herein by reference.

Code of Ethics

The Company has adopted a "Code of Business Conduct and Ethics" that applies to all Proginet employees and members of its Board of Directors, including Proginet's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's Code of Business Conduct and Ethics is attached as an exhibit to this annual report on Form 10-KSB. The Company intends to post the Code of Business Conduct and Ethics and related amendments or waivers, if any, on its website at www.proginet.com. Information contained on the Company's website is not a part of this report. Copies of the Company's Code of Business Conduct and Ethics will be provided free of charge upon written request to Proginet Corporation, 200 Garden City Plaza, Garden City, New York 11530,
Attention: Debra A. DiMaria, CFO.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 2004, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 2004 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 2004 and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:

EXHIBIT NO.    EXHIBIT NAME
-----------    -----------------------------------------------------------------

3(i)           Certificate of Incorporation.
3(i)(a)        Certificate of Amendment of Certificate  of  Incorporation  dated
               December 2, 1996.
3(ii)          Amended and Restated Bylaws of the Registrant.**
10.1           Form of Employee  Confidential  Information  and  Non-Competition
               Agreement.
10.2           Form of Confidential  Information and  Non-Competition  Agreement
               For Consultants.
10.3           Investor Relations Agreement.
10.4           Form of Software License Agreement.
10.5           Form of Distributor Agreement.
10.6           Form of OEM Agreement.
10.7           Management Continuity Agreement - Kevin M. Kelly, Chief Executive
               Officer and President***+
10.8           Management  Continuity  Agreement  -  Debra  A.  DiMaria,   Chief
               Financial Officer and Corporate Secretary***+
10.9           Management  Continuity  Agreement  - Arne  Johnson,  Senior  Vice
               President for Strategic Planning & Alliances***+
10.10          Management  Continuity Agreement - Thomas Bauer, Chief Technology
               Officer***+
10.11          Management  Continuity Agreement - Kevin Bohan, Chief Information
               Officer***+
10.12          Independent  Directors Stock Option Plan, amended and restated as of February 21, 1995.
10.13          1995 Equity  Incentive Plan,  amended and restated as of December
               5, 1995.+
10.14          Form of Incentive Stock Option Agreement.+
10.16          Consulting  Agreement  between the Registrant and Mallory Factor,
               Inc., dated September 22, 1999.
10.17          1997 Stock  Option  Plan,  as amended and restated as of November
               14, 2000+
10.18          2000 Stock Option Plan*+
14.1           Code of Business Conduct and Ethics**
23             Consent of BDO Seidman LLP***
31.1           Rule 13a-14(a)/15d-14(a)  Certification Section 302 Certification
               (Chief Executive Officer)***
31.2           Rule 13a-14(a)/15d-14(a)  Certification Section 302 Certification
               (Chief Financial Officer)***
32             Section 1350 Certifications***
-----------------------
* Incorporated by reference to the Company's Proxy Statement dated November 14, 2000

** Incorporated by reference to the Company's Form 10-KSB filed with the SEC on September 18, 2003

***  Filed herewith

+    Management contract or compensatory plan

  (B) REPORTS ON FORM 8-K

 The Registrant filed a Report on Form 8-K dated June 1, 2004 to report an event under Items 7 and 12.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 2004 and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PROGINET CORPORATION


                                     By:   /s/ Kevin M. Kelly
                                           -------------------------------------
                                           Kevin M. Kelly
                                           President and Chief Executive Officer
                                     Date: September 27, 2004

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       NAME                         TITLE                            DATE
       ----                         -----                            ----

/s/ Kevin M. Kelly
----------------------      President, Chief Executive        September 27, 2004
Kevin M. Kelly              Officer and Director


/s/Debra A. DiMaria         Corporate Secretary and Chief     September 27, 2004
----------------------      Financial and Accounting
Debra A. DiMaria            Officer



/s/John C. Daily            Chairman                          September 27, 2004
---------------------
John C. Daily



/s/ Stephen Sternbach       Director                          September 27, 2004
---------------------
Stephen Sternbach


/s/Dr. E. Kelly Hyslop      Director                          September 27, 2004
---------------------
Dr. E. Kelly Hyslop


/s/ William Loscalzo        Director                          September 27, 2004
---------------------
William Loscalzo


/s/George T. Hawes          Director                          September 27, 2004
--------------------
George T. Hawes