Form 10QSB
period 2004-10-31
PROGINET CORP
filed 2004-12-09
CIK 934868

Microsoft Word 10.0.4803;


                                                  -21-

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended October 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File No.: 000-30151

                              Proginet Corporatrion
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                             11-3264929
                --------                             ----------
     (State or Other Jurisdiction of      (IRS Employer Identification No.)
     Incorporation or Organization)

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

There were 13,343,054 shares of Common Stock outstanding as of November 12, 2004.

Transitional Small Business Disclosure Format:

Yes                          No  X
    ---                         ---



                              PROGINET CORPORATION

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED OCTOBER 31, 2004


Part I.           FINANCIAL INFORMATION

                  Balance Sheets as of October 31, 2004 (Unaudited)
                      and July 31, 2004                                                   3

                  Statements of Operations for the Three Months
                      Ended October 31, 2004 and 2003 (Unaudited)                         4

                  Statement of Stockholders' Equity for the
                      Three months Ended October 31, 2004 (Unaudited)                     5

                  Statements of Cash Flows for the Three
                      Months Ended October 31, 2004 and 2003 (Unaudited)                  6

                  Notes to Financial Statements (Unaudited)                               7

Item 2.           Management's Discussion and Analysis or Plan of Operations              11

Item 3.           Controls and Procedures                                                 16

PART II.          OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds             17

Item 6.           Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                                18

                              PROGINET CORPORATION
                                 Balance Sheets

                                                                                 October 31,        July 31,
                                                                                     2004              2004
                                                                                 (Unaudited)        (Audited)
                                                                                 ------------     ------------
                          Assets
Current assets
      Cash and cash equivalents                                                  $  1,273,502     $  1,130,443
      Trade and installment accounts receivable, net                                  470,161          402,281
      Prepaid expenses                                                                 31,390           37,094
                                                                                 ------------     ------------
                          Total current assets                                      1,775,053        1,569,818
                                                                                 ------------     ------------

Property and equipment, net                                                           263,457          114,659
Capitalized software development costs, net                                         3,842,451        3,883,398
Purchased software, net                                                               329,578          411,976
Other assets                                                                           32,262           32,262
                                                                                 ------------     ------------
                                                                                 $  6,242,801     $  6,012,113
                                                                                 ============     ============

                          Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable and accrued expenses                                      $    385,116     $    356,362
      Obligation under capital lease                                                    4,323            6,705
      Deferred revenue                                                              1,290,215        1,360,426
                                                                                 ------------     ------------
                          Total current liabilities                                 1,679,654        1,723,493
                                                                                 ------------     ------------


Deferred revenue                                                                       34,508           51,083
Deferred rent                                                                          76,315           70,683
                                                                                 ------------     ------------
                                                                                    1,790,477        1,845,259
                                                                                 ------------     ------------
Stockholders' equity
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
          none issued                                                                       -                -
      Common stock, $.001 par value, 40,000,000 shares authorized,
       14,446,058 and 14,271,058 shares issued and outstanding October 31,
       2004 and July 31, 2004, respectively
                                                                                       14,446           14,271
      Additional paid-in capital                                                   11,948,043       11,861,718
      Treasury stock, 1,103,004 shares on October 31, 2004 and July 31, 2004,
        respectively, at cost                                                        (531,023)        (531,023)
                                                                                                    (6,979,142)
      Accumulated deficit                                                          (7,178,112)
                                                                                 ------------     ------------
                          Total stockholders' equity                                4,452,324        4,166,854
                                                                                 ------------     ------------

                                                                                 $  6,242,801     $  6,012,113
                                                                                 ============     ============

   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      Statements of Operations (Unaudited)


                                                       Three Months ended October 31,
                                                            2004            2003
                                                        ------------    ------------
Revenues
        Software licenses                               $    962,637    $    359,773
        Software maintenance fees and other                1,005,993         953,422
        Professional services                                 69,120          29,500
                                                        ------------    ------------
                                                           2,037,750       1,342,695
                                                        ------------    ------------

Operating expenses
        Costs of software licenses                           396,028         353,476
        Costs of maintenance fees and other                  161,292         193,618
        Costs of professional services                        21,614           3,759
        Commissions                                          203,664         201,280
        Research and development                               3,980          15,500
        Selling and marketing                                551,156         237,750
        General and administrative                           502,282         540,624
                                                        ------------    ------------
                                                           1,840,016       1,546,007
                                                        ------------    ------------

Income (loss) from operations                                197,734        (203,312)

Other income
        Interest income                                        1,236             617
                                                        ------------    ------------


Net income (loss)                                       $    198,970    $   (202,695)
                                                        ============    ============


Basic income (loss) per common share                    $        .02    $       (.02)
                                                        ============    ============

Diluted income (loss) per common share                  $        .01    $       (.02)
                                                        ============    ============

Weighted average common shares outstanding - basic        13,249,032      13,148,054
                                                        ============    ============

Weighted average common shares outstanding - diluted      13,872,390      13,148,054
                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                        Statement of Stockholders' Equity
                       Three months Ended October 31, 2004

                                                            Additional
                                                              Paid-in       Treasury       Accumulated
                                        Common Stock          Capital         Stock          Deficit          Total
                              --------------------------    -----------    -----------     -----------     -----------
                                Shares         Amount
                              -----------    -----------
Balance - August 1, 2004       14,271,058    $    14,271    $11,861,718    $  (531,023)    $(7,178,112)    $ 4,166,854

Warrants exercised                175,000            175         86,325         86,500

Net income (unaudited)                                                                         198,970         198,970
                              -----------    -----------    -----------    -----------     -----------     -----------
Balance - October 31, 2004     14,446,058    $    14,446    $11,948,043    $  (531,023)    $(6,979,142)    $ 4,452,324
                              ===========    ===========    ===========    ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                      Statements of Cash Flows (Unaudited)

                                                                             Three months Ended
                                                                        ---------------------------
                                                                                October 31,
                                                                        ---------------------------
                                                                           2004             2003
                                                                        -----------     -----------
Cash flows from operating activities
      Net income (loss)                                                 $   198,970     $  (202,695)
      Adjustments to reconcile net income (loss) to cash provided by operating activities
         Depreciation and amortization                                      417,627         366,761
         Provision for bad debts                                             21,600
         Deferred revenue                                                   (86,786)        (26,570)
         Deferred rent                                                        5,632          (5,950)
         Changes in operating assets and liabilities
             Trade and installment accounts receivable                      (67,880)       (232,216)
             Prepaid expenses and other current assets                        5,703           3,190
             Accounts payable and accrued expenses                           28,754          68,138
                                                                        -----------     -----------
               Net cash provided by (used in) operating activities          502,020          (7,742)
                                                                        -----------     -----------

Cash flows from investing activities
      Capitalized software development costs                               (272,683)       (299,403)
      Purchases of property and equipment                                  (170,396)         (9,409)
                                                                        -----------     -----------

                  Net cash used in investing activities                    (443,079)       (308,812)
                                                                        -----------     -----------

Cash flows from financing activities
     Proceeds from exercise of warrants                                      86,500
     Principal payments under capital lease obligation                       (2,382)         (2,135)
                                                                        -----------     -----------

               Net cash provided by (used in) financing activities           84,118          (2,135)
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents                        143,059        (318,689)

Cash and cash equivalents at beginning of year                            1,130,443       1,176,627
                                                                        -----------     -----------

Cash and cash equivalents at end of the period                          $ 1,273,502     $   857,938
                                                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              PROGINET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2004
                                   (Unaudited)

1.       Interim Financial Data
         The accompanying unaudited financial statements have been prepared by Proginet Corporation ("Proginet" or "the Company") in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2004.

         These results for the period ended October 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         A non-cancelable agreement signed by the Company and the customer is considered to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Typical end user license agreements do not contain acceptance clauses. The fee is considered to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, revenue is recognized as the amounts are earned. Probability of collection is based upon an assessment of the customer's financial condition through review of its current financial statements or credit reports. Collection is deemed probable if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

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

         When software licenses contain multiple elements, revenue is allocated to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the specific elements. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the arrangement.

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

3.       Accounts Receivable
         The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of October 31, 2004 and July 31, 2004 there was an allowance for doubtful accounts of $16,000.

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

         Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $313,630 and $271,078 for the three months ended October 31, 2004 and 2003, respectively. Capitalized software development costs are net of accumulated amortization of $ 5,411,052 and $5,097,422 at October 31, 2004 and July 31, 2004,
         respectively. Estimated amortization expense for the succeeding five years is $1,240,000 in fiscal 2005, $1,020,000 in fiscal 2006, $800,000 in fiscal  2007,  $560,000 in fiscal 2008 and  $260,000 in fiscal 2009.
         Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer being sold.

5.       Purchased Software
         In a prior period, the Company purchased software from a third party for a total cost of $1,647,946, which was recorded as purchased software and is being amortized over a five-year period. Amortization expense charged to operations was $82,398 for the three months ended October 31, 2004 and 2003. The weighted average amortization period of the Company's purchased software as of October 31, 2004 is approximately 12 months.

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

         The following table sets forth the computation of basic and diluted income (loss) per share:


                                            Three Months Ended
                                                October 31,
                                       ----------------------------
                                            2004            2003
                                       ------------    ------------
Numerator
     Net income (loss)                 $    198,970    $   (202,695)
                                       ============    ============

Denominator
     Weighted average number
       of common shares (basic)          13,249,032      13,148,054
                                       ------------    ------------

     Effect of dilutive securities:
       Stock options                        569,304
       Warrants                              54,054
                                       ------------    ------------
                                                            623,358
                                       ------------    ------------

     Weighted average number
       of common shares (diluted)        13,872,390      13,148,054
                                       ============    ============

Basic (loss) per share                 $        .02    $       (.02)
                                       ============    ============
Diluted income per share                        .01            (.02)
                                       ============    ============

         Potential common shares of 618,000 and 2,302,000 for the three months ended October 31, 2004 and 2003, respectively, are excluded in computing basic and diluted net income (loss) as their effects would be anti-dilutive.

7.       Stock Options, Warrants and Stock Based Compensation
         In the first quarter of fiscal 2005, the Board of Directors granted stock options under the 2000 Stock Option Plan to a director to purchase 20,000 shares of common stock at an exercise price of $.65, which represented the fair market value of the underlying common stock on the date of grant.

         On September 16, 2004, warrants to purchase 50,000 and 25,000 shares of common stock were exercised at a price of $.54 and $.22 respectively. On September 22, 2004 warrants to purchase 100,000 shares of common stock were exercised at a price of $.54.

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

         The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation:

                                                                                     Three months ended
                                                                                        October 31,
                                                                           -------------------------------------
                                                                                2004                 2003
                                                                           ----------------     ----------------

Net income (loss), as reported                                             $       198,970      $     (202,695)
                                                                           ----------------     ----------------

Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method                                                                           (2,375)              (5,289)
                                                                           ----------------     ----------------

Net income (loss), as adjusted                                             $       196,595      $     (207,984)
                                                                           ================     ================
Income per share
  Basic - as reported                                                      $          0.02      $        (0.02)
  Diluted - as reported                                                    $          0.01      $        (0.02)
  Basic and diluted - as adjusted                                          $          0.01      $        (0.02)


8.       Reclassifications
         Certain prior year's balances have been reclassified to conform to the current year's presentation.

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the U.S. Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 104, "Revenue Recognition" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

Results of Operations

Revenues
Revenues for the quarter ended October 31, 2004 amounted to $2,037,750, representing an increase of $695,055, or 51.8%, compared to revenues of $1,342,695 for the quarter ended October 31, 2003. Software license revenues for the three months ended October 31, 2004 amounted to $962,637 representing an increase of $602,864, or 167.6%, compared to software license revenues of $359,773 for the three months ended October 31, 2003. Software license revenues for the current year quarter were favorably impacted by a one-time sale to an existing customer amounting to $540,000 with no future revenue anticipated form this customer. Software maintenance fees and other for the three months ended October 31, 2004 amounted to $1,005,993, representing an increase of $52,571, or 5.5%, compared to software maintenance fees and other of $953,422 for the three months ended October 31, 2003. The increase in software maintenance fees and other is primarily due to an increase in recurring maintenance revenues from an expanded customer base and from maintenance revenues generated under an OEM relationship established in fiscal 2004. Professional service revenues for the three months ended October 31, 2004 amounted to $69,120 representing an increase of $39,620 or 134.3%, compared to professional service revenue of $29,500 for the three months ended October 31, 2003. The increase in professional service revenue is related to a consulting agreement entered into with a customer for a total contract amount of $180,000 for design and implementation services. Such services amounted to $69,120 for the three months ended October 31, 2004 (representing the percentage complete).

Operating Expenses

Operating expenses increased to $1,840,016 from $1,546,007, representing an increase of $294,009 or 19%, compared to operating expenses for the three months ended October 31, 2003. The increase in operating expenses is principally due to an increase in selling and marketing expenses. Selling and marketing expenses for the three months ended October 31, 2004 amounted to $551,156, representing an increase of $313,406 or 131.8% compared to selling and marketing expenses of $237,750 for the three months ended October 31, 2003. The increase in selling and marketing expenses is due to an expansion of the sales and marketing departments and from an increase in marketing programs related to the promotion of the Company's products and other corporate sales and marketing initiatives, both domestically and internationally, including among other items, trade show participation, increased customer visitations and industry analysts retention.


Interest Income

Interest income amounted to $1,236 and $617 for the three months ended October 31, 2004 and 2003, respectively. This increase is primarily due to higher interest income generated from higher average cash and cash equivalents balance and a higher rate of return on investment.

Net Income (Loss)

The Company reported net income (loss) of $198,970 and $(202,695) for the three months ended October 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

At October 31, 2004, the Company had a cash and cash equivalent balance of $1,273,502 and working capital of $99,149 compared to $1,130,443 of cash and cash equivalents and a working capital deficit of $153,675 at July 31, 2004. The increase in working capital was primarily due to an increase in our cash and cash equivalent balance resulting from an increase in new license revenues and a decrease in deferred revenues due to a decrease in maintenance billings over the fourth quarter of fiscal 2004.

Operating activities provided cash of $502,020 for the three months ended October 31, 2004. This resulted primarily from net income of $198,970, which included non-cash charges for depreciation and amortization of $417,627 offset by a decrease in trade and installment accounts receivable from increased cash collection efforts during the current year quarter. Investing activities used cash of $443,079 for the three months ended October 31, 2004 primarily for costs associated with the development of the Company's software products and the purchase of property and equipment. Financing activities provided cash of $84,118 for the three months ended October 31, 2004 primarily from the exercise of warrants in September 2004.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2005, at which time the Company intends to renew this line of credit. As of October 31, 2004, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In July 2004, this line of credit was increased to $550,000. The interest rate is variable based on the bank's prime rate plus 1/2%. The line of credit is collateralized by accounts receivable of the Company and expires July 31, 2005, at which time the Company intends to renew this line of credit. As of October 31, 2004, the Company has not borrowed against this line of credit.

The following table lists the Company's cash contractual obligations as of October 31, 2004:

------------------------------------------- ---------------------------------------------------------------------
                                                                   Payments Due by Period
                                            ---------------------------------------------------------------------
                                                          Less than 1                               More than 5
Contractual Obligations:                       Total          year        1-3 years     3-5 years      years
------------------------------------------- ------------- ------------- -------------- ------------ -------------
   Capital Lease Obligations                    $  4,323       $ 4,323              -            -             -
------------------------------------------- ------------- ------------- -------------- ------------ -------------
   Operating Lease Obligations                 2,346,000       252,000       $460,000     $558,000    $1,076,000
------------------------------------------- ------------- ------------- -------------- ------------ -------------
      Total                                   $2,350,323      $256,323       $460,000     $558,000    $1,076,000
------------------------------------------- ------------- ------------- -------------- ------------ -------------


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

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2004, the Company issued an aggregate of 175,000 shares of our common stock at a price of $.54 per share to two accredited investors on exercise of outstanding warrants. The proceeds from the exercise of outstanding warrants. The proceeds from the exercise are used for general corporate purposes. The common shares were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2 - Rule 13a-14(a) Certification (Chief Financial Officer)

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 23, 2004



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