Form 10QSB
period 2005-01-31
PROGINET CORP
filed 2005-02-25
CIK 934868

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:   000-30151

Proginet Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-3264929
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Garden City Plaza, Garden City, NY 11530
(Address of Principal Executive Offices)

(516) 535-3600
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                      No  ☐

There were 14,568,609 shares of Common Stock outstanding as of February 17, 2005.

Transitional Small Business Disclosure Format:

Yes  ☐                      No  ☒

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED JANUARY 31, 2005

PROGINET CORPORATION
Balance Sheets

	January 31, 2005	July 31, 2004
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$842,261	$1,130,443
Trade and installment accounts receivable, net	766,005	402,281
Prepaid expenses	28,670	37,094
Total current assets	1,636,936	1,569,818

Property and equipment, net	282,047	114,659
Capitalized software development costs, net	3,730,379	3,883,398
Purchased software, net	1,734,421	411,976
Other intangibles, net	1,187,474	—
Goodwill	85,580	—
Other assets	32,262	32,262
	$8,689,099	$6,012,113

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of note payable	$333,333	$—
Accounts payable and accrued expenses	422,562	356,362
Current portion of obligation under capital lease	1,867	6,705
Deferred revenues	1,801,234	1,360,426
Total current liabilities	2,558,996	1,723,493

Note payable, net of current portion	666,667	—
Deferred revenues	39,335	51,083
Deferred rent	80,333	70,683
	3,345,331	1,845,259
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 15,636,613 and 14,271,058 shares issued at January 31, 2005 and July 31, 2004	15,637	14,271
Additional paid-in capital	12,949,363	11,861,718
Treasury stock, 1,103,004 shares at cost, at January 31, 2005 and July 31, 2004	(531,023)	(531,023)
Accumulated deficit	(7,090,209)	(7,178,112)
Total stockholders’ equity	5,343,768	4,166,854

	$8,689,099	$6,012,113

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Revenues
Software licenses	$905,427	$840,206	1,868,064	1,199,979
Software maintenance fees and other	1,047,472	987,862	2,053,465	1,941,284
Professional services	100,668	2,352	169,788	31,852
	2,053,567	1,830,420	4,091,317	3,173,115

Operating expense
Cost of software licenses	434,762	368,803	830,790	722,279
Cost of maintenance fees and other	223,865	201,620	385,157	395,238
Cost of professional services	41,721	818	63,335	4,577
Commissions	447,394	219,704	651,058	420,984
Research and development	346	27,300	4,326	42,800
Selling and marketing	535,273	299,491	1,086,429	537,241
General and administrative	482,476	522,115	984,758	1,062,739
	2,165,837	1,639,851	4,005,853	3,185,858

Income (loss) from operations	(112,270)	190,569	85,464	(12,743)
Interest income	1,203	488	2,439	1,105

Net income (loss)	$(111,067)	$191,057	$87,903	$(11,638)

Basic and diluted income (loss) income per common share	$(.01)	$.01	$.01	$.00

Weighted average common shares outstanding - basic	13,849,897	13,148,054	13,547,823	13,148,054

Weighted average common shares outstanding - diluted	13,849,897	13,456,054	14,357,071	13,148,054

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

Statement of Stockholders’ Equity

Six months ended January 31, 2005

	Common Stock		Additional paid-in capital	Treasury Stock	Accumulated deficit	Total
	Shares	Amount

Balance - August 1, 2004	14,271,058	$14,271	$11,861,718	$(531,023)	$(7,178,112)	$4,166,854

Common stock options and warrants exercised	310,000	310	149,490			149,800

Private placement common stock issuance, net	1,055,555	1,056	938,155			939,211

Net income (unaudited)					87,903	87,903

Balance - January 31, 2005	15,636,613	$15,637	$12,949,363	$(531,023)	$(7,090,209)	$5,343,768

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended January 31,
	2005	2004

Cash flows from operating activities
Net income (loss)	$87,903	$(11,638)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	876,088	750,211
Provision for bad debts	—	50,000
Deferred revenue	(47,431)	5,888
Deferred rent	9,650	(14,428)
Changes in operating assets and liabilities
Trade and installment accounts receivable	(363,724)	(383,605)
Prepaid expenses and other current assets	23,424	6,123
Accounts payable and accrued expenses	66,201	(14,380)

Net cash provided by operating activities	652,111	388,171

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	(2,354,291)	—
Capitalized software development costs	(486,838)	(609,559)
Purchases of property and equipment	(183,337)	(19,464)

Net cash used in investing activities	(3,024,466)	(629,023)

Cash flows from financing activities
Private placement common stock issuance, net	939,211	—
Proceeds from exercise of stock options and warrants	149,800	—
Proceeds from note payable	1,000,000	—
Principal payments under capital lease obligation	(4,838)	(4,331)

Net cash provided by (used in) financing activities	2,084,173	(4,331)

Net decrease in cash and cash equivalents	(288,182)	(245,183)

Cash and cash equivalents at beginning of year	1,130,443	1,176,627

Cash and cash equivalents at end of the period	$842,261	$931,444

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2005
(Unaudited)

1.                                      Interim Financial Data

The accompanying unaudited financial statements have been prepared by Proginet Corporation (“Proginet” or “the Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2004.

These results for the period ended January 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.                                      Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”.  The Company recognizes license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement.  In instances when any of the criteria are not met, recognition of the software license revenue is deferred until the criteria are met or the software license revenue is recognized on a ratable basis, as required by SOPs 97-2 and 98-9.  The Company generally utilizes written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

A non-cancelable agreement signed by the Company and the customer is considered to be evidence of an arrangement.  Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software.  Typical end user license agreements do not contain acceptance clauses.  The fee is considered to be fixed or determinable if the fee is not subject to refund or adjustment.  If the fee is not fixed or determinable, revenue is recognized as the amounts are earned.  Probability of collection is based upon an assessment of the customer’s financial condition through review of its current financial statements or credit reports.  Collection is deemed probable if it is expected that the customer will be able to pay amounts under the arrangement as payments become due.  For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection.  If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

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

When software licenses contain multiple elements, revenue is allocated to each element based on the relative fair values of the elements.  Multiple element arrangements generally include post-contract support (PCS or support), software products and, in some cases, service.  Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the specific elements. The Company’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  In most cases, the bundled multiple elements include PCS and the software product.  In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

A customer typically prepays maintenance revenues and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months.  Maintenance contracts include the right to unspecified upgrades on a when-and-if basis and ongoing support.

Deferred revenues include amounts billed and received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met.  Revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

3.                                      Accounts Receivable

The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of January 31, 2005 and July 31, 2004, there was an allowance for doubtful accounts of $16,000.

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

Amortization commences once a product becomes available for sale to customers.  Generally, an original estimated economic life of five years is assigned to capitalized software development costs.  Amortization expense charged to operations was $326,227 and $639,857 and $286,405 and $557,483 for the three and six months ended January 31, 2005 and 2004 respectively, respectively. Capitalized software development costs are net of accumulated amortization of $5,737,279 and $5,097,422 at January 31, 2005 and July 31, 2004, respectively.  Estimated amortization expense for the remainder of fiscal 2005 is $644,000 and the succeeding five years is, $1,113,000 in fiscal 2006, $903,000 in fiscal 2007, $655,000 in fiscal 2008, $352,000 in fiscal 2009 and $63,000 in fiscal 2010. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer being sold.

5.                                      Acquisition

On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement) between the Company and Blockade Systems Corp. (“Blockade”), a privately-held Canadian corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,354,291, subject to post-closing purchase price adjustments to be determined within 60 days following the closing. In accordance with the Agreement, twenty percent of the $2,354,291 purchase price was placed in escrow with an escrow agent at closing for settlement of these adjustments. The assets acquired by Proginet include intellectual property, customer contracts, equipment and other tangible personal property.  The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, as defined in the Agreement.  The operations of Blockade are included in the Company’s results from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The recorded fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate.

The Company allocated $85,580 of the total purchase price to goodwill, which is deductible for income tax purposes.

The preliminary calculation of the total purchase price is as follows:

Cash	$2,294,768
Acquisition Expenses	59,523
Total Purchase Price	$2,354,291

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of January 31, 2005:

Prepaid expenses	$15,000
Computer equipment	29,350
Intangible assets (a)	2,700,852
Goodwill	85,580
Deferred Revenue	(476,491)
Total Purchase Price	$2,354,291

(a)           Includes $1,199,078 for customer relationships and $1,501,774 for purchased software, which are subject to amortization over a period of five years.  Amortization expense for customer relationships and purchased software for three months ended January 31, 2005 amounted to $13,538 and $16,956, respectively.

SFAS 141 requires that an acquiring enterprise allocate the cost of an entity acquired in a business combination to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of maintenance deferred revenues in a business combination generally is not readily available and, accordingly, in practice, the fair value of an assumed liability (which must arise from a legal performance obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

Management believes that the purchase accounting related to the Blockade acquisition will be finalized by the end of the current fiscal year.

Pro Forma Information

The following unaudited pro forma information presents the results of operations for the three and six months ended January 31, 2005 and 2004, as if the acquisition had taken place at the beginning of the periods presented:

	Three Months Ended January 31, 2005	Three Months Ended January 31, 2004	Six Months Ended January 31, 2005	Six Months Ended January 31, 2004
Total revenues	$2,556,563	$2,849,161	$5,320,375	$4,427,878
Net loss	$(579,588)	$(40,491)	$(724,085)	$(1,736,937)
Net loss per common share (basic and diluted)	$(.04)	$(.00)	$(.05)	$(.13)
Weighted average number of common shares outstanding (basic and diluted)	13,849,897	13,148,054	13,547,823	13,148,054

The pro forma results of operations include adjustments to the historical financial statements of the companies and have been prepared for comparative purposes only.  As Blockade’s fiscal year end is September 30 and the Company’s fiscal year ends July 31, timing differences may exist in the three and six month periods reported; however, management believes these timing differences are not material.  For Blockade, the period from October 1 – December 31 was utilized in the table above for the three month periods and July 1 – December 31 was utilized for the six month periods.  These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue described above, and do not purport to be indicative of the actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future.  The operations of Blockade as presented above, include certain expenses that will not be incurred on an ongoing basis by the Company.  The operations of Blockade were denominated in Canadian dollars and were translated using the average rate of exchange for the periods presented in the pro forma results of operations

6.                                      Purchased Software

Purchased software includes software purchased in a prior period from a third party for a total cost of $1,647,946 and software purchased in connection with the Blockade acquisition amounting to $1,501,774 (Note 5).  Purchased software is being amortized over a period of five years.  Amortization expense charged to operations was $99,354 and $181,752 for the three and six months ended January 31, 2005 and 2004, respectively.

The weighted average amortization period of the Company’s purchase software as of January 31, 2005 is approximately 33 months.

7.                                      Note Payable

In connection with the Agreement between the Company and Blockade Systems Corp., the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank.  The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at 1/2% above the Bank’s prime rate per annum and is collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

8.                                      Income (Loss) Per Share

Basic income (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the “treasury stock” method.  During periods of net loss diluted net loss per share does not differ from basic net loss per share since potential shares of common stock form stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Numerator:
Net income (loss)	$(111,067)	$191,057	$87,903	$(11,638)

Denominator:
Weighted average number of common shares (basic)	13,849,897	13,148,054	13,547,823	13,148,054

Effect of dilutive securities:
Stock Options	—	308,000	742,313	—
Warrants	—		66,935	—
	—	308,000	809,248	—

Weighted average number of common shares (diluted)	13,849,897	13,456,054	14,357,071	13,148,054

Basic and diluted income per share	$(0.01)	$0.01	$0.01	$(0.00)

Potential common shares of 2,126,500 and 1,805,000 for the three and six months ended January 31, 2005 and 1,575,000 and 1,938,500 for the three and six months ended January 31, 2004 are excluded in computing basic and diluted net income (loss) as their effects would be anti dilutive.

9.                                      Equity

On January 3, 2005, various accredited investors (“Investors”) purchased from the Company an aggregate of 1,055,555 shares of common stock, at a price of $0.90 per share, for total proceeds of $950,000 in a private placement pursuant to the terms of Subscription Agreements (“Agreements”).  In these Agreements, the Company has agreed to register for resale the shares of common stock issued to the Investors. The registration statement must be filed with the Securities and Exchange Commission by February 28, 2005 and declared effective no later than 90 days after February 28, 2005. If the Company fails to meet these registration obligations or to maintain the effectiveness of the registration statement as required under the terms of the Agreements, then the Company will be obligated to make certain cash liquidated damage payments to the Investors.

For the six month period ended January 31, 2005, employees exercised 35,000 common stock options for proceeds amounting to $9,300.  Additionally, in September 2004 and January 2005, warrants to purchase an aggregate of 275,000 shares of common stock were exercised at $.54 and $.22 for total proceeds to the Company of $140,500.  As of January 31, 2005, there are 100,000 warrants outstanding at an exercise price of $.22.

During the six months ended January 31, 2005, the Board of Directors granted stock options under the 2000 Stock Option Plan to directors to purchase 180,000 shares of common stock, at exercise prices of $.65 and $1.20 which represented the fair market value of the underlying common stock on the dates of grant.

The Company accounts for our employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”.  No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Net income (loss), as reported	$(111,067)	$191,057	$87,903	$(11,638)
Deduct: Total stock-based employee expense determined under fair value based method	$(34,875)	$(5,777)	$(37,250)	$(11,066)

Net income (loss), as adjusted	$(145,942)	$185,280	$50,653	$(22,704)

Income (loss) per share:
Basic and diluted- as reported	$(0.01)	$0.01	$0.01	$0.00
Basic and diluted - as adjusted	$(0.01)	$0.01	$0.00	$0.00

10.                               Recent Accounting Pronouncements

In December 2004, the FASB issued FASB No. 123R “Share Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FASB 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

11.                               Reclassification

Certain prior year’s balances have been reclassified to conform with the current year’s presentation.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

General

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.  All statements in this Form 10-QSB related to Proginet’s ongoing financial operations and expected future results constitute forward-looking statements.  The actual results may differ materially from those anticipated or expressed in such statements.

Use of Estimates and Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income from operations, and net income, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, goodwill, other intangible assets, long lived assets and capitalized software development costs. These policies are described in detail below.

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently relate to revenues in a particular period, as the data upon which the assumptions and estimates were made by management may change. For example, an economic slowdown may result in reduced information technology spending which causes customers to delay and reduce purchasing decisions. Accordingly, it may be harder to close contracts with customers, the size of the transactions may decrease, and many of our license contracts maybe pushed to the very end of the quarter, making it difficult for us to forecast revenues for the quarter, and adjust spending to respond to variations in revenue growth during the quarter, all of which may adversely affect our business, financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9.  We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Probability of collection is based upon our assessment of the customer’s financial condition through review of its current financial statements or credit reports. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported.  However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry.  Also, the SEC has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

Capitalized Software Development Costs

We capitalize our software development costs when the projects under development reach technological feasibility as defined by Financial Accounting Standard (“FASB”) No. 86, and amortize these costs over the products’ estimated useful lives. Under FASB No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product.  Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value as defined by FASB No. 86 requires that we estimate future cash flows to be generated by the products and to use judgment in quantifying the appropriate amount to write off, if any.  Actual cash flows and amounts realized from the software products could differ from our estimates.  Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.  As of January 31, 2005, the Company has not recorded any charge to operations for impairment.

Results of Operations

Revenues

Revenues for the quarter ended January 31, 2005 amounted to $2,053,567, representing an increase of $223,147, or 12.2%, compared to revenues of $1,830,420 for the quarter ended January 31, 2004.  Revenues for the six months ended January 31, 2005 amounted to $4,091,317, representing an increase of $918,202, or 28.9%, compared to revenues of $3,173,115 for the six months ended January 31, 2004.

Software license revenues for the three months ended January 31, 2005 amounted to $905,427 representing an increase of $65,221, or 7.8%, compared to software license revenues of $840,206 for the three months ended January 31, 2004.  Software license revenues for the six months ended January 31, 2005 amounted to $1,868,064 representing an increase of $668,085, or 55.7%, compared to software sales revenues of $1,199,979 for the six months ended January 31, 2004. The increase in software license revenues compared to the prior year three month period is primarily due to an increase in European sales activity within certain market segments on which the Company has been focusing their selling and marketing resources in the past quarters offset by a decrease in OEM sales due to a third party acquisition of an OEM partner in November 2004.  The Company does not expect this third party to generate any future software revenues.  Software license revenues were also favorably impacted for the current year six month period by a one-time sale to an existing customer amounting to $540,000 in October 2004.

Software maintenance fees and other for the three months ended January 31, 2005 amounted to $1,047,472, representing an increase of $59,610, or 6.0%, compared to software maintenance fees and other of $987,862 for the three months ended January 31, 2004.  Software maintenance fees and other for the six months ended January 31, 2005 amounted to $2,053,465, representing an increase of $112,181, or 5.8%, compared to software maintenance fees and other of $1,941,284 for the six months ended January 31, 2004.  The increase in software maintenance fees and other for the three months ended January 31, 2005 is primarily due to an increase in maintenance revenues resulting from the acquisition in January 2005 of certain assets and the business of Blockade Systems Corp. and due to an increase in the Company’s existing customer base for the three and six month periods.

Professional services for the three months ended January 31, 2005 amounted to $100,668, representing an increase of $98,316, or 4180.1%, compared to professional services of $2,352 for the three months ended January 31, 2004.  Professional services for the six months ended January 31, 2005 amounted to $169,788, representing an increase of $137,936, or 433.1%, compared to professional services of $31,852 for the six months ended January 31, 2004. The increase in professional service revenue is principally related to a consulting agreement entered into with a customer for a total contract amount of $180,000 for design and implementation services.  Such services amounted to $91,053 and $160,173 for the three and six months ended January 31, 2005 (representing the percentage complete).

Operating Expenses

Operating expenses increased to $2,165,837 from $1,639,851 an increase of $525,986 or 32.1%, for the three months ended January 31, 2005 compared to the prior year period and increased $819,995 or 25.7% for the six months ended January 31, 2005 compared to operating expenses of $3,185,858 for the six months ended January 31, 2004.  The increase in operating expenses for the three and six month periods is principally due to an increase in cost of software sales and licenses (which principally includes amortization of capitalized software costs), an increase in commission expense and an increase in selling and marketing expenses. The increase in costs of software sales and licenses is principally attributable to the amortization of acquired software from Blockade Systems Corp. as well as an increase in amortization expense for internally developed software completed and announced available for sale during the quarter. The increase in commissions is due to the increase in European sales revenues which results in a higher commission expense payable to our distributors. The increase in selling and marketing expenses is due to an expansion of the selling and marketing departments compared to the prior year period and from an increase in marketing programs related to the promotion of the Company’s products and other corporate sales and marketing initiatives, both domestically and internationally, including among other items, increased customer visitations and industry analysts retention.

Net Income (Loss)

The Company reported a net income (loss) of ($111,067) and $191,057 for the three months ended January 31, 2005 and 2004, respectively and a net income (loss) of $87,903 and ($11,638) for the six months ended January 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

At January 31, 2005, the Company had a cash and cash equivalent balance of $842,261 and working capital deficit of $922,060 compared to $1,130,443 of cash and cash equivalents and a working capital deficit of $153,675 at July 31, 2004.  The decrease in working capital was primarily due to the recognition of deferred revenues amounting to $476,491 and the current portion of a note payable of $333,333 arising from the acquisition in January 2005 of the business of Blockade Systems Corp. (“Blockade”) for a purchase price of $2,354,291.

Operating activities provided cash of $652,111 for the six months ended January 31, 2005.  This resulted primarily from net income of $87,903, which included a non-cash charge for depreciation and amortization of $876,088 offset by an increase in trade and installment accounts receivable from increased revenues during the current year period.

Investing activities used cash of $3,024,466 for the six months ended January 31, 2005 due to the acquisition in January 2005 of certain assets and the business of Blockade Systems Corp. (“Blockade”) for a cash purchase price of $2,354,291. The Asset Purchase Agreement is subject to subject to post-closing purchase price adjustments to be determined within 60 days following the closing.

Financing activities provided cash of $2,084,173 as the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank to finance the acquisition of Blockade.  The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008.  The Note bears interest at ½% above the Bank’ prime rate per annum and is collateralized by the accounts receivable and certain intellectual property of Proginet. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis. Financing activities also included proceeds from various accredited investors for the purchase from the Company of an aggregate of 1,055,555 shares of common stock, at a price of $0.90 per share, for total proceeds of $939,211, net of expenses, in a private placement pursuant to the terms of Subscription Agreements (“Agreements”).

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank.  The interest rate is variable, based on prime plus 1%.  The line of credit was due to expire on September 30, 2005, however, the Company terminated this agreement in January 2005 in connection with the acquisition of Blockade.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank.  In July 2004, this line of credit was increased to $550,000.    The line of credit is collateralized by accounts receivable of the Company and expires July 31, 2005, at which time the Company intends to renew this line of credit.  As of January 31, 2005, the Company has not borrowed against this line of credit.

The following table lists the Company’s cash contractual obligations as of January 31, 2005:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital Lease Obligations	$1,867	$1,867	$—	$—	$—
Operating Lease Obligations	2,327,487	288,459	472,331	562,635	1,004,062
Note payable	1,000,000	333,333	666,667	—	—
Total	$3,329,354	$623,659	$1,138,998	$562,635	$1,004,062

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard (“FASB”) No. 123R “Share Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FASB 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

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

Item 3.           Controls and Procedures

Evaluation of disclosure controls and procedures

The management of Proginet with the participation of Proginet’s chief executive officer and chief financial officer, performed an evaluation of the effectiveness of Proginet’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, Proginet’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to Proginet is made known to them, particularly during the period for which periodic reports of Proginet including this Quarterly Report on Form 10-QSB are being prepared.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and use of Proceeds

On January 21, 2004, the Company issued an aggregate of 100,000 shares of our common stock at a price of $.54 per share to an accredited investor pursuant to the exercise of outstanding warrants. The proceeds from the exercise are being used for general corporate purposes.  The common stock was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Item 4.           Submission of Matters To A Vote Of Security Holders

On November 23, 2004, the Company held its Annual Meeting Of Stockholders.  At the annual meeting, the Company’s stockholders elected six directors to serve until the next annual meeting and until their respective successors are elected and qualified.  At the annual meeting, the Company’s stockholders also ratified the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm.  The votes for directors were as follows:

	Votes
	For	Withheld
Kevin M. Kelly	9,260,806	31,350
John C. Daily	9,268,806	23,350
George T. Hawes	9,266,806	25,350
Dr. E. Kelly Hyslop	9,267,806	24,350
William Loscalzo	9,267,806	24,350
Stephen Sternbach	9,268,806	23,350

The votes to ratify the appointment of BDO Seidman LLP as the as the Company’s independent registered public accounting firm was as follows:

For	Against	Abstain
9,251,456	23,700	17,000

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 – Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2 – Rule 13a-14(a) Certification (Chief Financial Officer)

Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer

Exhibit 32.1 – Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2005

PROGINET CORPORATION

/s/ Kevin M. Kelly
Kevin M. Kelly, President and
Chief Executive Officer

/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer