Form 10QSB
period 2005-04-30
PROGINET CORP
filed 2005-06-01
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005
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

Yes	X	No

There were 14,623,609 shares of Common Stock outstanding as of May 17, 2005.

Transitional Small Business Disclosure Format:

Yes	No	X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED APRIL 30, 2005

PROGINET CORPORATION
Balance Sheets
	April 30, 2005 (Unaudited)	July 31, 2004 (Audited)
Assets
Current assets
Cash and cash equivalents	$1,040,637	$1,130,443
Trade and installment accounts receivable, net	568,593	402,281
Prepaid expenses and other	391,672	37,094
Total current assets	2,000,902	1,569,818

Property and equipment, net	273,758	114,659
Capitalized software development costs, net	3,670,760	3,883,398
Purchased software, net	1,574,510	411,976
Other intangibles, net	1,125,585	-
Goodwill	54,496	-
Other assets	32,369	32,262
	$8,732,380	$6,012,113

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of note payable	$333,333	$-
Accounts payable and accrued expenses	564,355	356,362
Current portion of obligation under capital lease	-	6,705
Deferred revenues	2,196,743	1,360,426
Total current liabilities	3,094,431	1,723,493

Note payable, net of current portion	583,333	-
Deferred revenues	13,415	51,083
Deferred rent	84,351	70,683
	3,775,530	1,845,259
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,726,613 and 14,271,058 shares issued at April 30, 2005 and July 31, 2004	15,727	14,271
Additional paid-in capital	12,935,356	11,861,718
Treasury stock, 1,103,004 shares at cost, at April 30, 2005 and July 31, 2004	(531,023)	(531,023)
Accumulated deficit	(7,463,210)	(7,178,112)
Total stockholders’ equity	4,956,850	4,166,854

	$8,732,380	$6,012,113

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Revenues
Software licenses	$427,529	$725,239	$2,295,593	$1,925,218
Software maintenance fees and other	1,336,582	1,035,283	3,390,047	2,976,567
Professional services	24,202	-	193,990	31,852
	1,788,313	1,760,522	5,879,630	4,933,637

Operating expense
Cost of software licenses	537,965	375,658	1,368,755	1,097,937
Cost of maintenance fees and other	321,469	191,598	706,626	586,836
Cost of professional services	8,755	-	72,090	4,577
Commissions	210,613	266,795	861,671	687,779
Research and development	5,705	32,399	10,031	75,199
Selling and marketing	480,542	377,203	1,566,971	914,444
General and administrative	585,468	477,509	1,567,349	1,540,248
	2,150,517	1,721,162	6,153,493	4,907,020

Income (loss) from operations	(362,204)	39,360	(273,863)	26,617
Interest income	887	711	3,326	1,816
Interest Expense	11,684	-	14,561	-

Net loss	$(373,001)	$40,071	$(285,098)	$28,433

Basic and diluted income (loss) income per common share	$(.03)	$.00	$(.02)	$.00

Weighted average common shares outstanding - basic	14,590,939	13,148,054	13,925,384	13,148,054

Weighted average common shares outstanding - diluted	14,590,939	13,821,864	13,925,384	13,522,659

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

Statement of Stockholders’ Equity

Nine months ended April 30, 2005

	Common Stock		Additional paid-in capital	Treasury Stock	Accumulated deficit	Total
	Shares	Amount
Balance - August 1, 2004	14,271,058	$14,271	$11,861,718	$(531,023)	$(7,178,112)	$4,166,854

Common stock options and warrants exercised	400,000	400	176,400			176,800

Private placement common stock issuance, net	1,055,555	1,056	897,238			898,294

Net loss (unaudited)					(285,098)	(285,098)

Balance - April 30, 2005	15,726,613	$15,727	$12,935,356	$(531,023)	$(7,463,210)	$4,956,850

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended April 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(285,098)	$28,433
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	1,440,065	1,141,287
Provision for bad debts	-	50,000
Deferred revenue	322,158	(19,056)
Deferred rent	13,668	(21,675)
Changes in operating assets and liabilities
Trade and installment accounts receivable	(166,312)	(58,157)
Prepaid expenses and other current assets	(354,578)	12,409
Accounts payable and accrued expenses	207,993	591
Other Assets	(107)	-
Net cash provided by operating activities	1,177,789	1,133,832

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	(2,308,207)	-
Capitalized software development costs	(743,384)	(899,851)
Purchases of property and equipment	(201,059)	(32,825)

Net cash used in investing activities	(3,252,650)	(932,676)

Cash flows from financing activities
Private placement common stock issuance, net	898,294	-
Proceeds from exercise of stock options and warrants	176,800	-
Proceeds from note payable	1,000,000	-
Principal payments on note payable	(83,333)	-
Principal payments under capital lease obligation	(6,705)	(6,589)

Net cash provided by (used in) financing activities	1,985,055	(6,589)

Net increase (decrease) in cash and cash equivalents	(89,806)	194,567

Cash and cash equivalents at beginning of year	1,130,443	1,176,627

Cash and cash equivalents at end of the period	$1,040,637	$1,371,194

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on note payable	$14,561	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
April 30, 2005
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

These results for the period ended April 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

A non-cancelable agreement signed by the Company and the customer is considered to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Typical end user license agreements do not contain acceptance clauses. The fee is considered to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, revenue is recognized as the amounts become due and payable. Probability of collection is based upon an assessment of the customer’s financial condition through review of its current financial statements or credit reports. Collection is deemed probable if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

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

Proginet’s revenues are derived from direct sales executives, distributors and OEM partners. Commission expense is recorded at the time of sale. Commission rates to direct salespeople are based on a graduating scale, ranging from 5% to 14% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 25% to 50% based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also include specific fixed pricing for the number of “users” the product is licensed for.

3.	Accounts Receivable
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of April 30, 2005 and July 31, 2004, there was an allowance for doubtful accounts of $16,000.

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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $316,165 and $956,022 and $293,260 and $850,743 for the three and nine months ended April 30, 2005 and 2004 respectively, respectively. Capitalized software development costs are net of accumulated amortization of $6,053,444 and $5,097,422at April 30, 2005 and July 31, 2004, respectively. Estimated amortization expense for the remainder of fiscal 2005 is $316,000 and the succeeding five years is, $1,114,000 in fiscal 2006, $954,000 in fiscal 2007, $707,000 in fiscal 2008, $406,000 in fiscal 2009 and $173,000 in fiscal 2010. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer being sold.

5.	Acquisition
On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,308,207. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property. The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement. The operations of Blockade are included in the Company's results from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The recorded fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. The Company allocated $54,496 of the total purchase price to goodwill, which is deductible for income tax purposes.

The preliminary calculation of the total purchase price is as follows:

Cash	$2,233,909
Acquisition Expenses	74,298
Total Purchase Price	$2.308,207

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of April 30, 2005:

Computer equipment	$29,350
Intangible assets (a)	2,700,852
Goodwill	54,496
Deferred Revenue	(476,491)
Total Purchase Price	$2,308,207

(a)
Includes $1,199,078 for customer relationships and $1,501,774 for purchased software, which are subject to amortization over a period of five years. Amortization expense for customer relationships and the above purchased software for three and nine months ended April 30, 2005 amounted to $59,955 and $73,493 and $75,090 and $92,046, respectively.

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

Management believes that the purchase accounting related to the Blockade acquisition will be finalized by the end of the current fiscal year except for recognition of potential contingent liabilities.

Pro Forma Information

The following unaudited pro forma information presents the results of operations for the three and nine months ended April 30, 2005 and 2004, as if the acquisition had taken place at the beginning of the periods presented:

	Nine Months Ended April 30, 2005	Nine Months Ended April 30, 2004	Three Months Ended April 30, 2004
Total revenues	$7,108,688	$6,784,093	$2,456,427
Net loss	$(1,097,086)	$(2,426,792)	$(589,643)
Net loss per common share (basic and diluted)	$(.08)	$(.18)	$(.04)
Weighted average number of common shares outstanding (basic and diluted)	14,590,939	13,821,864	13,925,384

The pro forma results of operations include adjustments to the historical financial statements of the companies and have been prepared for comparative purposes only. As Blockade’s fiscal year end is September 30 and the Company’s fiscal year ends July 31, timing differences may exist in the three and nine month periods reported; however, management believes these timing differences are not material. For Blockade, the period from January 1 - March 31 was utilized in the table above for the three month periods and July 1 - March 31 was utilized for the nine month periods. These pro forma results do not purport to be indicative of the actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future. The operations of Blockade as presented above, include certain expenses that will not be incurred on an ongoing basis by the Company. The operations of Blockade were denominated in Canadian dollars and were translated using the average rate of exchange for the periods presented in the pro forma results of operations

6.	Purchased Software
Purchased software includes software purchased in a prior period from a third party for a total cost of $1,647,946 and software purchased in connection with the Blockade acquisition amounting to $1,501,774 (Note 5). Purchased software is being amortized over a period of five years. Amortization expense charged to operations was $157,488 and $339,240 for the three and nine months ended April 30, 2005 and $82,398 and $247,194 for the three and nine months ended April 30, 2004.

The weighted average amortization period of the Company’s purchase software as of April 30, 2005 is approximately 30 months.

7.	Note Payable
In connection with the Agreement between the Company and Blockade Systems Corp., the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank. The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’s prime rate per annum and is collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Numerator:
Net income (loss)	$(373,001)	$40,071	$(285,098)	$28,433

Denominator:
Weighted average number of common shares (basic)	14,590,939	13,148,054	13,925,384	13,148,054

Effect of dilutive securities:
Stock Options	-	572,459	-	340,821
Warrants	-	101,351	-	33,784
	-	673,810	-	374,605

Weighted average number of common shares (diluted)	14,590,939	13,821,864	13,925,384	15,522,659

Basic and diluted income (loss) per share	$(0.03)	$-	$(0.02)	$-

Potential common shares of 2,298,000 and 1,969,333 for the three and nine months ended April 30, 2005 and 423,000 and 1,270,167 for the three and nine months ended April 30, 2004 are excluded in computing basic and diluted net income (loss) as their effects would be anti dilutive.

9.	Equity
On January 3, 2005, various accredited investors ("Investors") purchased from the Company an aggregate of 1,055,555 shares of common stock, at a price of $0.90 per share, for total proceeds of $950,000 in a private placement pursuant to the terms of Subscription Agreements (“Agreements”). In these Agreements, the Company has agreed to register for resale the shares of common stock issued to the Investors. The registration statement was filed with the Securities and Exchange Commission on April 1, 2005. If the Company fails to meet these registration obligations or to maintain the effectiveness of the registration statement as required under the terms of the Agreements, then the Company may be obligated to make certain cash liquidated damage payments to the Investors.

For the nine month period ended April 30, 2005, employees and a director exercised 85,000 and 40,000, respectively, common stock options for proceeds amounting to $36,300. Additionally, in September 2004 and January 2005, warrants to purchase an aggregate of 275,000 shares of common stock were exercised at $.54 and $.22 for total proceeds to the Company of $140,500. As of April 30, 2005, there are 100,000 warrants outstanding at an exercise price of $.22.

During the nine months ended April 30, 2005, the Board of Directors granted stock options under the 2000 Stock Option Plan to directors, officers and employees to purchase 180,000, 120,000 and 194,000 shares of common stock, at exercise prices of $.65 and $1.20 for the directors and $1.50 for the officers and employees, which represented the fair market value of the underlying common stock on the dates of grant.

The Company accounts for its employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(373,001)	$40,071	$(285,098)	$28,433

Deduct: Total stock-based employee expense determined under fair value based method	$(391,735)	$(7,354)	$(556,485)	$(18,420)

Net income (loss), as adjusted	$(764,736)	$32,717	$(841,583)	$10,013

Income (loss) per share:
Basic and diluted- as reported	$(0.03)	$0.00	$(0.02)	$0.00
Basic and diluted - as adjusted	$(0.05)	$0.00	$(0.06)	$0.00

10.	Debtor-In-Possession Financing
During the quarter ended April 30, 2005, in connection with orders issued by the United States Bankruptcy Court for the District of Maryland, located in Greenbelt, Maryland (the “Bankruptcy Court”), Proginet Corporation (“Proginet”) advanced to V-One Corporation (“V-One”) $256,788 for payment of certain pre and post petition wages, benefits and operating expenses.  The advances were made as part of a proposed post-petition debtor-in-position (“DIP”) financing on a super-priority basis from Proginet to V-One, and pursuant to a letter agreement, as amended (the “Letter Agreement”), between Proginet and V-One. V-One filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on March 11, 2005.  As security for the financing, Proginet was granted a perfected first-priority security interest in and lien inter alia on substantially all property of the V-One.  V-One remains in possession of its assets and properties and continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Letter Agreement, as amended, provides for additional amounts to be advanced from Proginet to V-One under the DIP financing, up to a total of $487,000 and sets forth the terms and conditions pursuant to which Proginet proposed to acquire certain assets and assume certain liabilities of V-One in the Chapter 11 bankruptcy case (the “Sale Transaction”), for a purchase price of $1,550,000, less, among other things, the assumption of certain of V-One’s liabilities.  The purpose of the advances under the DIP financing was to preserve V-One’s business pending the closing of the Sale Transaction.  Any additional advances under the DIP financing, and the remaining terms of the Letter Agreement, including the provisions relating to the Sale Transaction and a $100,000 break-up fee payable to Proginet in the event of a sale to another party so long as Proginet is not in material default, are all subject to the Bankruptcy Court’s approval.

Any amounts advanced will be immediately due and payable upon the earlier of: (i) the occurrence of an event of default under the Letter Agreement; (ii) the consummation of a sale of V-One’s estate to a party other than Proginet; or (iii) June 30, 2005.  In addition, the Sale Transaction will be subject to higher and better offers (pursuant to a public sale procedure established by the Bankruptcy Court), as well as various customary closing conditions, including satisfactory completion of due diligence by Proginet and obtaining all necessary consents and approvals, all to be satisfied prior to June 30, 2005.

The DIP financing advances and other deferred acquisition costs as of April 30, 2005 amounting to $382,726 are included in prepaid expenses and other in the accompanying balance sheet.

On May 19, 2005, Proginet received notification a bid of $1,750,000 was submitted for the assets of V-One. As such, Proginet decided not to participate in the court auction for the sale of V-One and has petitioned the courts for return of the funds advanced pursuant to the DIP financing of $433,435 which includes the DIP advances, interest on the DIP advances, the break-up fee and other expenses incurred in connection with the DIP financing.

11.	Recent Accounting Pronouncements
In December 2004, the FASB issued FASB No. 123R "Share Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. FASB 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

12.	Reclassification
Certain prior year’s balances have been reclassified to conform with the current year’s presentation.

Item 2.	Management's Discussion and Analysis or Plan of Operations

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the SEC has issued Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company's long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. As of April 30, 2005, the Company has not recorded any charge to operations for impairment.

Results of Operations

Revenues

Revenues for the quarter ended April 30, 2005 amounted to $1,788,313, representing an increase of $27,791, or 1.6%, compared to revenues of $1,760,522 for the quarter ended April 30, 2004. Revenues for the nine months ended April 30, 2005 amounted to $5,879,630, representing an increase of $945,993, or 19.2%, compared to revenues of $4,933,637 for the nine months ended April 30, 2004.

Software license revenues for the three months ended April 30, 2005 amounted to $427,529 representing a decrease of $297,710, or 41.0%, compared to software license revenues of $725,239 for the three months ended April 30, 2004. Software license revenues for the nine months ended April 30, 2005 amounted to $2,295,593 representing an increase of $370,375, or 19.2%, compared to software sales revenues of $1,925,218 for the nine months ended April 30, 2004. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $237,557, $163,860 and $26,112 compared to $154,551, $201,428 and 369,260 for the three months ended April 30, 2004. For the nine months ended April 30, 2005, direct sales, international distributor sales and OEM sales amounted to $1,278,417, $679,543 and $337,633 compared to the prior year nine month period of $523,927, $488,235 and $913,056, respectively. OEM sales decreased for the three and nine month periods due to a third party acquisition of an OEM partner in November 2004. Direct sales were favorably impacted for the current year nine month period by a one-time sale to an existing customer amounting to $540,000 in October 2004. The Company does not expect to generate any future software revenues from this customer.

Software maintenance fees and other for the three months ended April 30, 2005 amounted to $1,336,582, representing an increase of $301,299, or 29.1%, compared to software maintenance fees and other of $1,035,283 for the three months ended April 30, 2004. Software maintenance fees and other for the nine months ended April 30, 2005 amounted to $3,390,047, representing an increase of $413,480, or 13.9%, compared to software maintenance fees and other of $2,976,567 for the nine months ended April 30, 2004. The increase in software maintenance fees and other for the three and nine months ended April 30, 2005 is primarily due to an increase in maintenance revenues of $334,810 and $395,924, respectively, resulting from the acquisition in January 2005 of certain assets and the business of Blockade Systems Corp.

Professional services for the three months ended April 30, 2005 amounted to $24,202, compared to professional services of $0 for the three months ended April 30, 2004. Professional services for the nine months ended April 30, 2005 amounted to $193,990, representing an increase of $162,138, or 509%, compared to professional services of $31,852 for the nine months ended April 30, 2004. The increase in professional service revenue for the current year quarter is primarily due to consulting services rendered to the newly acquired Blockade Systems Corp. customers amounting to $17,026. For the nine months ended April 30, 2005, the increase in professional services relates to a consulting agreement entered into with a customer for a total contract amount of $180,000 for design and implementation services. Such services amounted to $1,476 and $161,650 for the three and nine months ended April 30, 2005.

Operating Expenses

Operating expenses increased to $2,150,517 from $1,721,162 an increase of $429,355 or 24.9% for the three months ended April 30, 2005 compared to the prior year period and increased $1,246,473 or 25.4% for the nine months ended April 30, 2005 compared to operating expenses of $4,907,020 for the nine months ended April 30, 2004. The increase in operating expenses for the three and nine month periods is primarily a combined result of the following fluctuations:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the three months ended April 30, 2005 amounted to $537,965, representing an increase of $162,307 or 43.2%, compared to cost of software licenses of $375,658 for the three months ended April 30, 2004. Cost of software licenses for the nine months ended April 30, 2005 amounted to $1,368,755, representing an increase of $270,818 or 24.7%, compared to cost of software licenses of $1,097,937 for the nine months ended April 30, 2004. The increase in cost of software licenses for the three and nine month periods is primarily due to the amortization of acquired software and customer relationships acquired from Blockade Systems Corp. in January 2005 of $135,045 and $165,539, respectively, as well as an increase in amortization expense for internally developed software completed and announced available for sale during the nine month period ended April 30, 2005.

Cost of maintenance fees and other (which principally consist of technical support payroll) for the three months ended April 30, 2005 amounted to $321,469 representing an increase of $129,871 or 67.8%, compared to maintenance fees and other of $191,598 for the three months ended April 30, 2004. Cost of maintenance fees and other for the nine months ended April 30, 2005 amounted to $706,626, representing an increase of $119,790 or 20.4%, compared to cost of maintenance fees and other of $586,836 for the nine months ended April 30, 2004. The increase in cost of maintenance fees and other for the three and nine months ended April 30, 2005 is due to an increase in employee and employee related costs of $116,310 and $135,626, respectively, for technical support services related to the Blockade Systems Corp. acquisition.

Selling and marketing expense for the three months ended April 30, 2005 amounted to $480,542, representing an increase of $103,339 or 27.4%, compared to selling and marketing expense of $377,203 for the three months ended April 30, 2004. Selling and marketing expense for the nine months ended April 30, 2005 amounted to $1,566,971, representing an increase of $652,527 or 71.4%, compared to selling and marketing expense of $914,444 for the nine months ended April 30, 2004. The increase in selling and marketing for the three and nine months ended April 30, 2005 is due to an increase in employee and employee related costs of $118,215 and $550,963 due to the expansion of the selling and marketing departments in the current year periods offset for the three months by the termination of the Company’s public relations firm.

General and administrative expense for the three months ended April 30, 2005 amounted to $585,468, representing an increase of $107,959 or 22.6%, compared to general and administrative expense of $477,509 for the three months ended April 30, 2004. General and administrative expense for the nine months ended April 30, 2005 amounted to $1,567,349, representing an increase of $27,101 or 1.8%, compared to general and administrative expense of $1,540,248 for the nine months ended April 30, 2004. The increase in general and administrative expense for the three months ended April 30, 2005 is primarily due to facility related costs of the Company’s Canadian operations due to the acquisition of Blockade Systems Corp. in January 2005 amounting to $57,719 and an increase in professional fees primarily associated with the debtor-in-possession financing to V-One Corporation and various regulatory filings and other matters amounting to $50,689.

Net Income (Loss)

The Company reported a net income (loss) of ($373,001) and $40,071 for the three months ended April 30, 2005 and 2004, respectively and a net income (loss) of ($285,098) and $28,433 for the nine months ended April 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

At April 30, 2005, the Company had a cash and cash equivalent balance of $1,040,637 and working capital deficit of $1,093,529 compared to $1,130,443 of cash and cash equivalents and a working capital deficit of $153,675 at July 31, 2004. The decrease in working capital was primarily due to the recognition of deferred revenues amounting to $826,478 and the current portion of a note payable of $333,333 at April 30, 2005 arising from the acquisition in January 2005 of the business of Blockade Systems Corp. ("Blockade") for a purchase price of $2,308,207.

Operating activities provided cash of $1,177,789 for the nine months ended April 30, 2005. This resulted primarily from a non-cash charge for depreciation and amortization of $1,440,065, deferred revenue of $322,158 (net of acquired deferred revenues) offset by an increase in prepaid expenses and other for the debtor-in-possession financing provided V-One Corp. by the Company of $356,788.

Investing activities used cash of $3,252,650 for the nine months ended April 30, 2005 due to the acquisition in January 2005 of certain assets and the business of Blockade Systems Corp. ("Blockade") for a cash purchase price of $2,308,207.

Financing activities provided cash of $1,985,055 as the Company issued a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank to finance the acquisition of Blockade. The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’ prime rate per annum and is collateralized by the accounts receivable and certain intellectual property of Proginet. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis. Financing activities also included proceeds from various accredited investors for the purchase from the Company of an aggregate of 1,055,555 shares of common stock, at a price of $0.90 per share, for total proceeds of $897,637, net of expenses, in a private placement.

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit was due to expire on September 30, 2005; however, the Company terminated this agreement in January 2005 in connection with the acquisition of Blockade.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In July 2004, this line of credit was increased to $550,000. The line of credit is collateralized by accounts receivable of the Company and expires July 31, 2005, at which time the Company intends to renew this line of credit. As of April 30, 2005, the Company has not borrowed against this line of credit.

The following table lists the Company’s cash contractual obligations as of April 30, 2005:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Operating Lease Obligations	$2,359,097	$274,856	$586,078	$567,516	$930,647
Note payable	916,666	333,333	583,333	-	-
Total	$3,275,763	$608,189	$1,169,411	$567,516	$930,647

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard ("FASB") No. 123R "Share Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. FASB 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 24, 2005

PROGINET CORPORATION

/s/ Kevin M. Kelly
Kevin M. Kelly,
President and Chief Executive Officer

/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial and Accounting Officer

24