Form 10KSB
period 2005-07-31
PROGINET CORP
filed 2005-09-29
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

Commission file number 000-30151

Proginet Corporation
(Name of small business issuer in its charter)

Delaware	11-3264929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Garden City Plaza, Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (516) 535-3600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The issuer’s revenues for its most recent fiscal year were $7,898,818.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of September 22, 2005 was approximately $6,582,874. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the issuer.

There were 14,628,609 shares of Common Stock outstanding at September 22, 2005.

Documents Incorporated by Reference: The information required by Part III of this Form 10-KSB is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:

Yes	No

Part I

Item 1.	Description of Business

Proginet Corporation (“Proginet” or “the Company”) is a global enterprise software company. Proginet’s software solutions allow our customers to effectively and securely manage their security passwords and data within their information technology (IT) systems, which span most business sectors of the economy. The Company’s products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in the U.S. through its direct sales force and internationally through distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States and Europe. The Company’s stock is traded on the OTC Bulletin Board under the symbol PRGF.

General Development of the Business

Proginet was incorporated in New York in 1986 as the Teleprocessing Connection, Inc. (TCI) and changed its name in 1990 to Proginet Corp. In 1994 Proginet Corp. merged with a Delaware corporation, was renamed Proginet Corporation and became a public company by listing on the Vancouver Stock Exchange. In addition to the development of software technology, Proginet has acquired several technologies from other companies including the acquisition of Network Navigator and IND$FILE from Novell Inc. in 1994, the acquisition of TransAccess from Microsoft in 1995, the acquisition of NetWk software from KnowledgeNet in 1995 and the acquisition of TCS from SureFire Inc. in 2000 and most recently, the acquisition of Blockade Systems Corp. in early 2005.

Products

The following is a brief description of the principal products currently marketed by Proginet. Proginet has designed its products with an emphasis on security, reliability, ease of deployment and use, and strong ROI’s. Proginet’s goal is to protect its customers’ investments in numerous networking hardware and software, and most recently to provide its customers with the ability to secure and integrate their information assets, while satisfying regulatory compliance mandates and driving corporate efficiency.

Information Movement Products

Proginet’s enterprise file transfer technology allows users to send their information over internal networks and the Internet, confident that no one other than the intended recipient can read or receive the information. Proginet’s information movement software is currently being used by some of the largest corporations in the world. Proginet offers several software solutions for moving information between computers. The Secure Internet File Transfer product (SIFT) was introduced to the market in July 2004, as a standards based web service technology to address the B2B data transfer requirements of hundreds of thousands of companies. The CyberFusion Integration Suite (CFI) was introduced to the market in the summer of 2005 as the result of a re-branding of the CyberFusion and SIFT technology and the introduction of a new Command Center.

Proginet currently offers the following products in the information movement space:

•
Proginet's CyberFusion Integration Suite (CFI) is a totally integrated advanced managed file transfer solution that provides a single point of control for all file transfer activity inside and outside the extended enterprise. A multi-platform solution that serves the mainframe world and all major distributed platforms, CFI enables organizations to conduct all file transfer securely and efficiently with suppliers, business partners, and customers, and to integrate with a broad range of B2B applications in support of end-to-end processing.

CFI is comprised of three major components, as detailed below:

CFI Command Center provides a single point of control to manage all enterprise file transfers, inside and outside the enterprise, and across all platforms. The Command Center's Web-based interface provides a single view of all file transfer activity, including server management, user profiles, alerts, status reporting, and audit logging - exactly what is required to keep a pulse on the incoming and outbound file transfers of a company and the company's business partners.

CFI Platform Server's core strength is handling multi-platform transfers. The Platform Server provides total security and control for every file entering or leaving the enterprise, regardless of platform. The Platform Server's peer-to-peer architecture, enterprise-level automation, and high-volume file transfer capabilities enable seamless integration with other enterprise applications to deliver true end-to-end processing.

CFI Internet Server enables organizations to exchange information securely over the Internet - with complete control. The Internet Server is ideal for integrating with trading partners; their only requirement is a standard Web browser (no software is required on the client side).

•
TransAccess is a data access and middleware solution for cross-platform data retrieval, update, and transaction processing. TransAccess enables enterprise-wide applications to be distributed across an extensive range of computing platforms.

•	Network Navigator is a solution providing batch file transfer capability between client/server and MVS environments.

•
Proginet also provides a version of IND$FILE, called IND$FILE Plus. While the Time Sharing Option (TSO) version of IND$FILE, sold by IBM, is already the industry standard for exchanging files between personal computers and IBM mainframes, Proginet's VTAM - based IND$FILE Plus provides added value and security to all IBM mainframe users.

•
TCS™ is a peer-to-peer file transfer solution for the enterprise. TCS allows end users and Information Technology staff to easily transfer, access, and manage data across an enterprise network, regardless of location, file type or protocol. TCS file transfer is flexible, secure, centrally managed and scalable, and offers complete platform protocol and Application Program Interface (API) support for MVS, OS/2, Netware, UNIX and all versions of Windows. For those customers who do not require the fully automated file transfer capabilities of CyberFusion, TCS is an excellent alternative, at a lower price point.

Password Management Product

Proginet’s password management technology addresses the problem of “too many passwords” that affects individual users from small to large corporate enterprises. Individual users may have many passwords to access the different systems in a typical environment. Often they resort to writing passwords on a “Post-It”. Such practices cause enterprises to have an exposure when users write the password down or choose simple passwords that are easier to remember. Another negative consequence develops when users create complex passwords for improved security and then forget their passwords, creating a significant burden for help desk personnel.

SecurPass, with its password synchronization technology, password management features, and extendable application program interfaces (APIs), allows enterprises to gain control over users’ passwords. By utilizing the password management and password synchronization technology in SecurPass, a company can specify the rules for creating a password, and have those rules enforced among all of the security systems throughout the company. The capabilities in SecurPass allow a user to specify one password, and have that password allow the user to gain access to all of the systems needed. When a password is reset, SecurPass propagates the password change throughout the environment to ensure that all passwords are secure and in-sync.

In 2004, Proginet introduced a new version of the SecurPass Reset product, providing improved performance capabilities. These improvements reduce both cost and time delay in accessing systems.

In January, 2005, Proginet acquired most of the assets of Blockade Systems Corp. This included all of the software for four products; ManageID, ESaccess, RTMA for MIIS, and Blockade for MVS, a legacy product that is supported but not actively marketed. Also acquired was the customer base of approximately 30 customers, almost all using ESaccess and about 20 using one or more of the components of ManageID.

ESaccess, an access control and Web Single sign on product that authenticates and provides authorization services for web site users, utilizing mainframe security systems for authentication. ManageID is a product suite that offers password synchronization, reset, identity management and RTMA (Real Time Management Agents), that extend Microsoft’s MIIS (Microsoft Identity Information Server) to the mainframe.

Blockade products are well engineered, well written, and well documented. These products are being merged into the Proginet product family and sold by our direct sales force. Proginet is currently considering expanding the distribution of its Blockade products through international distributors.

Proginet believes that enterprises can simplify and consolidate their security administration functions using SecurPass Sync and Reset, as a first step to regaining and keeping control over their information technology environments and expanding their security protections with the Blockade Managed ID products.

Strategy

Proginet’s strategy continues to be to develop and market relevant security software applications that are standards based technology applications for information movement and password management. Proginet implements its strategy by investing in a highly qualified and motivated research and development team, that produces and brings to market unique and creative products geared to the security software requirements of large, medium and small enterprises. Such technology includes security and management features to assure secure access to systems and reliable transfers.

Proginet is a significant vendor providing secure enterprise file transfer software to many diversified industries worldwide, which benefit from our technologies. Proginet’s technology provides comprehensive features and capabilities to assure compliance with all laws, regulations and standards appropriate for these industries - generating cost effective, efficient, scalable, reliable and secure infrastructure to move, manage, protect and secure these enterprises’ most important asset - their data.

The driving force behind Proginet’s strategy is the absolute dedication and commitment to fully utilize Proginet’s expertise, background, and core competencies in the critical area of security related to data movement and control. These competencies resulted in Proginet’s development of the Security and Information Exchange Architecture for the Global Enterprise (SIEA) Model in 2003. This model is a comprehensive data movement and security model introduced for the instant access world of the Internet. In 2004, the Company continued the implementation of this model with the introduction of SIFT, the next major component of the SIEA strategy. In 2004 the Company continued the development of this strategic model with support for additional protocols for FTP, and web service architectures.

CFI is an end-to-end, advanced managed file transfer (AMFT) solution that tightly integrates all enterprise file-transfer activity, both inside and outside the enterprise - enabling the organization to achieve total control, security, and efficiency with all file-based business activity.

CFI's value proposition is underpinned by the fundamental concepts of: single point of control, total security, total auditability, guaranteed delivery, end to end, and transfers inside and outside the enterprise.

A single point of control means you have absolute control over all data movement inside and outside the enterprise. The Command Center component of CFI is the digital dashboard that provides a single point of control for all files transferred - whether it be internally, across the extended enterprise, or externally with customers, and business and trading partners.

Total security means security that is architected and engineered into every aspect of the solution. CFI security starts with comprehensive authentication and authorization for all users, servers, clients, and databases in the CFI network. In addition, each server contains its own authentication and authorization schematics which can restrict access in very granular detail. Encryption technologies are extensively used for internal system communications as well as for all file transfers. Delegated administration is a core function of CFI ensuring that system administrators have powers consistent with their organizational role and security status.

In the typical CFI network, file transfer activity is happening 24x7, frequently at high volumes, and usually between parties that are spread across a broad geographic area. CFI logs each and every transfer-related event at the local and central level, and produces detailed reports of every aspect of all transfers. In addition to a standard set of detailed audit reports, CFI features an extensive set of online inquiry tools to support ongoing operational and management needs. CFI also contains a full set of real-time alerts that can notify personnel instantaneously as circumstances warrant. Having information about every aspect of every file transfer available enables an organization to achieve total auditability of enterprise file transfer, thereby satisfying regulatory compliance mandates in addition to helping guide corporate decision making.

Guaranteed delivery means that the data to be transferred is absolutely, positively transferred to its intended destination, and that the file arrives on time. This becomes critical in B2B relationships especially those contingent upon service-level guarantees. Guaranteed delivery is only possible in advanced MFT systems, through the use of automated restarts, exception alerts, queuing, production-workflow balancing, and software reliability rates of greater than 99.999%.

End-to-end is the uninterrupted transfer of data from an outside partner to deep inside the enterprise. End-to-end transmission facilitates integration with other applications (through rule based processing) whereby files can be set up to automatically process upon receipt. In addition, the end-to-end nature of CyberFusion does not require a store and forward approach (eliminating the risk of having intermediate systems in unsecured networks such as the DMZ).

End-to-end processing permits an organization to automate and streamline many of the fundamental business processes built around file transfer.

The word enterprise can encompass corporations, small businesses, non-profit organizations, government bodies, and other kinds of institutions. Larger organizations are often referred to as extended enterprises - whereby the organization has a global presence with locations in multiple cities, regions, or continents.

Extended enterprises need to operate on an integrated infrastructure, and need to integrate efficiently with both internal and external organizations (outside of the enterprise). These can include key suppliers, manufacturers, business partners, and end-customers.

Identity management systems represent a growing market, but one that is more and more dominated by very large vendors. It appears that the roadmap of companies such as IBM, Sun, HP, and Microsoft is to embed identity management and provisioning functionality as an integral part of their operating systems. As this becomes a reality, there will be a substantially smaller potential for standalone solutions.

The bright side is that the large vendor offerings take a tremendous amount of effort to install and maintain. Multi-year, multi-million dollar implementations (reminiscent of SAP) seem to be the norm.

Standalone solutions that can offer measurable ROI’s will still have a substantial market opportunity for the next few years and Proginet intended the pursuit of this niche.

ManageID is a well engineered and well architected package which can be successfully sold domestically, but may have even greater potential with European and South American distributors, additionally, there is still a large opportunity for ManageID, especially among companies with large mainframe or iSeries focus. The SIEA model offers a technology “road map” and provides a master control system for data to secure and protect the access to and movement of enterprise data - anywhere, anytime and anyhow - with industry standards for compliance and control.

Proginet provides a logical and orderly migration path - and evolutionary approach - to building and managing a total infrastructure for data movement. We also define the deployment strategies and phases of deployment required to achieve a secure data integration environment.

The SIEA Model capitalizes on Proginet’s position as a multi-vendor, multi-protocol, multi-standards software innovator. Proginet provides the standardized integration of disparate architectures, to empower large complex enterprises to seamlessly integrate their myriad of computing platforms and applications for a totally open and standards based infrastructure. The global enterprise must have a standard infrastructure that can be modified and/or changed as its business requirements evolve and change. The constraints and restrictions of the old “legacy” approach or the “uncontrolled” distributed approach will not suffice in today’s anytime, anywhere, anyway environment.

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

Proginet’s SIEA Model addresses all of the major requirements of the large global enterprises which have worldwide-distributed information processing configurations and with the introduction of CFI the Company’s technology is deployable and beneficial for dramatically expanded marketplace of small and medium companies as well. The SIEA Model provides for major functionality for data movement and security through Proginet software. Proginet’s software architecture also provides for standards compliance and deployment and provides for full integration to the extensive software tools and applications deployed or to be deployed throughout the global enterprises. The SIEA Model as it continues to be developed is a superior solution for all size enterprises.

Sales and Marketing

Proginet’s sales strategy is comprised of three sales models: direct sales in the U.S.; indirect international sales through distribution partners in over 25 countries around the world; and alliances with partners who integrate Proginet’s technology with their technology and sell the combined product(s). This last model is commonly referred to as OEM.

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees. The direct sales model covers the entire sales cycle from lead generation through a proof-of-concept (POC) evaluation process, typically 90 to 180 days, to the signing of a software license agreement. Proginet estimates that the “typical” sales cycle averages about 120 days and Proginet closes approximately forty (40) percent of POC’s started.

The indirect international sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales. Therefore, distributor partnerships are established in local markets (countries) and Proginet commits significant resources to train and support distributors to sell Proginet software in their countries. The distributors’ role is to act as agents, make the marketplace aware of Proginet’s technology and explain how the technology can be used in their business environments. Proginet supports the distributors with authorized assistance and support, customer installations and training whenever necessary. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned, and commitment to closing sales.

The OEM sales model is based on the ability of an outside software company with complementary technology to sell, install and support Proginet’s technology. These OEMs incorporate Proginet’s technology to provide services to other customers. The OEM arrangements include a commission structure similar to distributors and also include specific fixed pricing for the number of “users” the product is licensed for.

All of Proginet’s sales are dependent on visibility in the marketplace and the market's acceptance of Proginet’s products. As such, the relationships with technology partners such as IBM, Microsoft, HP and others, gives Proginet visibility on their websites, which will continue to benefit both the direct and indirect sales model. In both models, while there is no contractual obligation for website coverage, this visibility provides leads and references to prospective customers who could benefit from Proginet’s products and their integration into our partner’s technology. The Company, however, does not maintain statistics on the amount of revenues attributable to such leads.

Proginet’s marketing strategy is centered on communicating the Company’s product solutions to the marketplace. It is focused in three primary categories: targeted vertical marketing, product management and marketing communications.

Targeted vertical marketing identifies specific vertical markets where Proginet’s products are most beneficial to create the greatest number of opportunities and then develops positioning, programs and materials to reach these customers and support sales activities.

Product management’s function is to translate customer requirements, market requirements and competitive differentiators into product development plans, and to work with the development team through product completion. Product management is also responsible for training the Company’s sales team on product information and strategy.

Marketing communications is a comprehensive program to deliver Proginet’s message to identified audiences. These methods include trade press coverage, trade show attendance, industry conference participation, developing industry analyst relationships, targeted direct mail campaigns and through our internet website. Our website is an important part of our sales lead generation program, and as such, we continue to invest in improving our website content and promoting the website in search engines and paid online advertising.

Customers

Proginet has established a worldwide user base of more than 400 companies in over 25 countries engaged in the financial, telecommunications, healthcare, government, and other industry sectors. No one customer represented 10% or more of Proginet’s revenues during the past two fiscal years.

Suppliers

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

Competition

The enterprise management software business is highly competitive. Many of our competitors including IBM, Computer Associates, Sterling Commerce Tumbleweed, and Sopra as well as large computer manufacturers such as Sun and HP, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that the key criteria considered by potential purchasers of our products are substantially as they have been reported in previous years, including: the operational advantages and cost savings provided by our products; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser’s existing systems; ease of product installation and use; quality of support and product documentation; and the experience and financial stability of our company. Additionally, companies are required to address the extensive regulatory requirements that have been imposed over the past several years, including HIPAA and Sarbanes Oxley, and more recently serious security and privacy concerns - including those raised by Congress with the introduction of the Specter-Leahy sponsored Personal Data Privacy and Security Act of 2005.

Proprietary Rights

Proginet does not possess any patents. Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights. Proginet has registered the trademarks IND$File, TCS, CyberFusion, SecurPass and TransAccess in the United States. These trademarks are considered significant in the protection of the Company's technology. The Company believes that its source code and its product designs are best protected by the Company’s Employee Confidential Information and Non-Competition Agreements entered into with each of its employees. In addition, Proginet owns most of the Internet domain names for its products.

Government Regulation

Proginet has received authorization from the United States Commerce Department to export strong encryption that will ensure the security of critical business information transferred worldwide via the Internet. Other than this authorization, the Company is not subject to direct regulation by any government agency, other than regulations applicable to businesses in general.

Employees

As of July 31, 2005, Proginet had forty nine full-time salaried employees and two consultants on retainer. The Company believes its relations with its employees are satisfactory.

Research and Development Activities

During the years ended July 31, 2005 and 2004, Proginet spent $51,507 and $126,726, respectively, on research and development activities.

Item 2.	Description of Property

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where most employees are located. This lease expires May 2013 with current monthly rent payments of approximately $21,000.. Proginet also maintains a satellite office at 21 St. Clair Avenue East, Suite 301, Toronto, Ontario. This lease expires in May 2007 with current monthly payments of approximately $4,000.

Item 3.	Legal Proceedings

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

In September 2000, Proginet common stock began trading on the OTC Bulletin Board (“OTC-BB”) under the symbol PRGF. The following table shows the high and low bid information, in U.S. dollars, of Proginet’s common stock on the OTC-BB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
July 31, 2005	$0.81	$0.45
April 30, 2005	$1.75	$0.69
January 31, 2005	$1.65	$0.69
October 31, 2004	$0.85	$0.60
July 31, 2004	$0.90	$0.48
April 30, 2004	$1.40	$0.35
January 31, 2004	$0.70	$0.24
October 31, 2003	$0.35	$0.20

Proginet’s stock is held by approximately three hundred holders of record.

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

General

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein. Certain statements under the captions “Description of Business”, “Management's Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934. Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations. Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements. Such factors include factors that may be beyond the Company’s control and include, among others, the following: general economic and business conditions, competition from existing and potential competitors and availability of qualified personnel.

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

Our revenues are derived from direct sales executives, distributors and OEM partners. Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 14% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

Capitalized Software Development Costs

We capitalize our software development costs when the projects under development reach technological feasibility as defined by Financial Accounting Standard (“FAS”) No. 86, and amortize these costs over the products’ estimated useful lives. Under FAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by FAS No. 86 requires that we estimate future cash flows to be generated by the products and use judgment in quantifying the appropriate amount to write off, if any. Actual cash flows and amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs. In the forth quarter of fiscal 2005, the Company reported an impairment charge of $150,098 to write off certain capitalized software costs due to a decline in the market need resulting in no future anticipated revenue for that product.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets, which are all currently amortized over their respective estimated lives, and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets, significant changes in the manner or our use of the assets or the strategy for our overall business and significant negative industry or economic trends. In addition, in all cases of an impairment review, we will re-evaluate the remaining useful life of the asset and modify it, as appropriate. Should the fair value of the Company's long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

Fiscal Periods Ended July 31, 2005 and July 31, 2004

Total revenues for the year ended July 31, 2005 amounted to $7,898,818, representing an increase of $1,597,000, or 25.3% compared to revenues of $6,301,818 for the year ended July 31, 2004.

Software license revenues for the year ended July 31, 2005 amounted to $2,784,617 representing an increase of $464,915, or 20.0%, compared to software license revenues of $2,319,702 for the year ended July 31, 2004. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $1,552,047, $894,936 and $337,634 for the year ended July 31, 2005 compared to $653,973, $724,528 and 941,202 for the year ended July 31, 2004. Direct sales were favorably impacted for the current year from an increase in software sales to new customers of $238,287, sales to newly-acquired Blockade Systems Corp. customers of $87,750 and by a one-time sale to an existing customer amounting to $540,000 in October 2004. The Company does not expect to generate any future software revenues from this one-time sale. OEM sales decreased for the year ended July 31, 2005 due to a third party acquisition of an OEM partner in November 2004.

Software maintenance fees and other increased by $865,496, or 21.9% to $4,815,760 compared to such fees in fiscal 2004 of $3,950,264. The increase in software maintenance fees and other is primarily due to additional maintenance revenues of $752,998 resulting from the acquisition in January 2005 of certain assets and the business of Blockade Systems Corp.

Fees for professional services for the year ended July 31, 2005 amounted to $298,441 compared to fees for professional services of $31,852 for the year ended July 31, 2004. The increase in professional service fees revenue for the current year is primarily due to consulting services rendered to the newly acquired Blockade Systems Corp. customers amounting to $71,605 and services rendered pursuant to a consulting agreement entered into with a customer amounting to $180,000 for design and implementation services.

Operating Expenses

Operating expenses were increased to $8,367,702 from $6,787,409 for year ended July 31, 2005 and July 31, 2004 respectively, an increase of $1,580,293 or 23.3%. The increase in operating expenses for the year is primarily a combined result of the following fluctuations:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the year ended July 31, 2005 amounted to $2,101,402, representing an increase of $614,658 or 41.3%, compared to cost of software licenses of $1,486,744 for the year ended July 31, 2004. The increase in cost of software licenses for the year end is primarily due to the amortization of acquired software and customer relationships acquired from Blockade Systems Corp. in January 2005 of $300,584, as well as an increase in amortization expense for internally developed software completed and announced available for sale during the year ended July 31, 2005 and an impairment charge of $150,098 to write off certain capitalized software costs due to a decline in the market need resulting in no future anticipated revenue for that product.

Cost of maintenance fees and other (which is principally consist of technical support payroll) for the year ended July 31, 2005 amounted to $999,264, representing an increase of $239,570 or 31.5%, compared to cost of maintenance fees and other of $759,694 for year ended July 31, 2004. The increase in cost of maintenance fees and other for year ended July 31, 2005 is due to an increase in facility and employee related costs of $304,920 for technical services related to the Blockade Systems Corp. acquisition offset by a decrease in consulting technical services of $55,203.

Costs of professional services for the year ended July 31, 2005 amounted to $101,681 compared to $4,577 in fiscal 2004, representing 34.1% and 14.4% of professional service revenues, respectively. The increased percentage cost is due to the company establishing a professional service organization in fiscal 2005 and entering into substantial professional service agreements whereas in the prior year consulting services were rendered on an ad-hoc basis.

Commissions amounted to $1,064,160 for the year ended July 31, 2005 compared to $952,967, representing an increase of $111,193 or 11.7% for fiscal year ended July 31, 2004. The increase in commission expense is primarily due to an increase in direct sales revenues, however, no commission expense was incurred on the one-time sale to an existing customer of $540,000 and an increase in revenues by distributors, whose commission rates range from 25% to 50% of the license arrangements.

Research and development amounted to $51,507 for the year ended July 31, 2005 compared to $126,726, representing a decrease of $75,219 or 59.4%. The decrease in research and development expenses is attributable to increased resources allocated to professional services and to support the Company’s customer base and installed products.

Selling and marketing expense for the year ended July 31, 2005 amounted to $2,003,646 representing an increase of $638,423 or 46.8%, compared to selling and marketing expense of $1,365,223 for the year ended July 31, 2004. The increase in selling and marketing for the year ended July 31, 2005 is primarily due to an increase in employee and employee related costs of $538,394 due to the expansion of the selling and marketing departments in the current year period and retention of an industry analyst during fiscal 2005 amounting to $98,296.

General and administrative expense for the year ended July 31, 2005 amounted to $2,046,042, representing a decrease of $45,436 or 2.2% compared to $2,091,478 in general and administrative expense for the year ended July 31, 2004. The decrease in general and administrative expense is primarily due to a reduction of $67,591 in consulting service costs, a bad debt expense reduction of $48,903 due to a prior year write off from receivables for a terminated OEM agreement, a reduction of executive recruitment fees of $45,565 for the expansion of selling and marketing departments in latter fiscal 2004, and a reduction in Company’s general office expenditures of $41,148 offset by increase in facility, employee and employee related costs of the Company’s Canadian operations due to the acquisition of Blockade Systems Corp. in January 2005 amounting to $155,830.

The Company reported a net loss of $488,617 for 2005 compared to a net loss of $482,627 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, the Company had a cash and cash equivalent balance of $1,353,316.

Operating activities provided cash of $1,886,146 for the fiscal year ended July 31, 2005. This resulted primarily from a net loss of $488,617 and an increase in trade and installment accounts receivable due to an increase in revenues in fourth quarter 2005, offset by non-cash charges for depreciation and amortization of $1,996,620 and an increase in deferred revenue (net of acquired deferred revenues) principally due to billings and cash collections of former Blockade customers and an impairment charge of $150,098 to write off certain capitalized software.

Investing activities used cash of $3,536,286 for the fiscal year ended July 31, 2005, primarily for costs associated with acquisition of Blockade assets and the development of the Company’s software products. During fiscal 2005, we expended $206,315 for property and equipment in comparison to $46,769 during fiscal 2004. The majority of the capital expenditures during fiscal 2005 were related to furniture and fixtures and leasehold improvements to the Company’s office facilities in Garden City, New York. Our operating plan for fiscal 2006 estimates expenditures at the fiscal 2004 level, however, we may spend more or less depending on opportunities and circumstances.

Financing activities provided cash of $1,873,013 as the Company issued a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank to finance the acquisition of Blockade. The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’ prime rate per annum and is collateralized by the accounts receivable and certain intellectual property of Proginet. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on a annual basis. Financing activities also included proceeds from various accredited investors for the purchase from the Company of an aggregate of 1,055,555 shares of common stock, at a price of $0.90 per share, for total proceeds of $868,786, net of expenses, in a private placement.

The Company believes that its present cash and cash equivalents, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

The following table lists the Company’s cash contractual obligations as of July 31, 2005:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note Payable (inclusive of interest)	$901,465	$377,555	$523,910	$-	$-
Operating Lease Obligations (1)	2,244,587	242,333	573,406	572,453	856,395
Total	$3,146,052	$619,888	$1,097,316	$572,453	$856,395

(1)	The Company leases office in Garden City, New York and Toronto, Ontario and leases certain computer equipment for technical support efforts and administrative purposes.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB No. 123R "Share Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. FASB No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of FASB No. 123R will have a material effect on our financial statements as the Company will no longer utilize share based payment awards upon the effective date of FASB No. 123R and the fair value of the unvested outstanding awards is immaterial to the financial statements.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Proginet Corporation

We have audited the accompanying balance sheets of Proginet Corporation as of July 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Melville, New York
September 12, 2005

PROGINET CORPORATION
Balance Sheets
July 31, 2005
Assets	2005	2004

Current assets
Cash and cash equivalents	$1,353,316	$1,130,443
Trade accounts receivable, net	612,473	402,281
Prepaid expenses	48,162	37,094
Total current assets	2,013,951	1,569,818

Property and equipment, net	253,933	114,659
Capitalized software development costs, net	3,474,172	3,883,398
Purchased software, net	1,417,022	411,976
Customer relationships, net	1,065,630	-
Goodwill	65,334	-
Other assets	32,369	32,262
	$8,322,411	$6,012,113

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of note payable	$333,333	$-
Accounts payable and accrued expenses	513,013	356,362
Current portion of obligation under capital lease	-	6,705
Deferred revenues	2,148,108	1,360,426
Total current liabilities	2,994,454	1,723,493

Note payable, net of current portion	499,999	-
Deferred revenues	14,965	51,083
Deferred rent	88,370	70,683

	3,597,788	1,845,259

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,731,613 and 14,271,058
shares issued in 2005 and 2004, respectively	15,732	14,271
Additional paid-in capital	12,906,643	11,861,718
Treasury stock 1,103,004 shares, at cost, in 2005 and 2004	(531,023)	(531,023)
Accumulated deficit	(7,666,729)	(7,178,112)
Total stockholders’ equity	4,724,623	4,166,854

	$8,322,411	$6,012,113

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations

	Year ended July 31,
	2005	2004
Revenues
Software licenses	$2,784,617	$2,319,702
Software maintenance fees and other	4,815,760	3,950,264
Professional services	298,441	31,852
	7,898,818	6,301,818

Operating expenses
Costs of software licenses	2,101,402	1,486,744
Costs of maintenance fees and other	999,264	759,694
Costs of professional services	101,681	4,577
Commissions	1,064,160	952,967
Research and development	51,507	126,726
Selling and marketing	2,003,646	1,365,223
General and administrative	2,046,042	2,091,478
	8,367,702	6,787,409

Loss from operations	(468,884)	(485,591)

Other (income) expense
Interest income	(9,293)	(2,964)
Interest expense	29,026	-
	19,733	(2,964)

Net loss	$(488,617)	$(482,627)

Basic and diluted loss per common share	$(.03)	$(.04)

Weighted average common shares outstanding - basic and diluted	14,073,392	13,152,972

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Stockholders’ Equity
Years ended July 31, 2005 and 2004

	Common stock		Additional		Accum-
	Shares	Amount	paid- in capital	Treasury stock	ulated deficit	Total

Balance - August 1, 2003	14,251,058	$14,251	$11,849,358	$(531,023)	$(6,695,485)	$4,637,101

Exercise of common stock options	20,000	20	12,360			12,380

Net loss					(482,627)	(482,627)

Balance - July 31, 2004	14,271,058	14,271	11,861,718	(531,023)	(7,178,112)	4,166,854

Exercise of common stock options and warrants	405,000	405	177,195			177,600
Private placement common stock issuance, net	1,055,555	1,056	867,730			868,786
Net loss					(488,617)	(488,617)

Balance - July 31, 2005	15,731,613	$15,732	$12,906,643	$(531,023)	$(7,666,729)	$4,724,623

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows

	Year ended July 31,
	2005	2004

Cash flows from operating activities
Net loss	$(488,617)	$(482,627)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	1,996,620	1,547,664
Provision for bad debt allowance, net	-	50,000
Impairment of capitalized software costs	150,098	-
Deferred revenue	275,073	(102,718)
Deferred rent	17,686	(24,525)
Changes in operating assets and liabilities
Trade accounts receivable	(210,192)	91,351
Prepaid expenses and other current assets	(11,066)	(6,016)
Other assets	(107)	-
Accounts payable and accrued expenses	156,651	66,173

Net cash provided by operating activities	1,886,146	1,139,302

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp	(2,319,045)	-
Capitalized software development costs	(1,010,926)	(1,142,186)
Purchase of property and equipment	(206,315)	(46,769)

Net cash used in investing activities	(3,536,286)	(1,188,955)

Cash flows from financing activities
Private placement common stock issuance, net	868,786	-
Proceeds from exercise of common stock options and warrants	177,600	12,380
Proceeds from note payable	1,000,000	-
Principal payments on note payable	(166,668)	-
Principal payments under capital lease obligation	(6,705)	(8,911)

Net cash provided by financing activities	1,873,013	3,469

Net increase (decrease) in cash and cash equivalents	222,873	(46,184)

Cash and cash equivalents at beginning of the year	1,130,443	1,176,627

Cash and cash equivalents at end of the year	$1,353,316	$1,130,443

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$29,026	$1,289

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

(1)	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Proginet Corporation (“Proginet” or “the Company”) is a global enterprise software company. Proginet’s software solutions allow its customers to effectively and securely manage their security passwords and data within their information technology (IT) systems, which span most business sectors of the economy. The Company’s products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in the U.S. through its direct sales force and internationally through distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States, Europe, South America, Asia and Australia. The Company operates and is managed as one reportable segment.

Generally Accepted Accounting Principles

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers. Our revenues are derived from direct sales executives, distributors and OEM partners. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

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

Commission Expense

Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 14% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for.

Accounts Receivable

The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts. As of July 31, 2005 and 2004, there was an allowance for doubtful accounts of $16,000.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using a straight-line method over the assets’ useful lives, ranging from three to five years. Leasehold improvements are amortized over the lesser of the economic life of the asset, which is generally seven years, or the lease term. Property and equipment is retired from the balance sheet when fully depreciated.

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

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, consisting of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses, and deferred revenues approximate their carrying values in the financial statements because of the short-term maturity of these instruments. The carrying amount of the Company’s variable long-term debt approximates the fair value since the interest rate on this instrument is based on market rates.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets, which are all currently amortized over their respective estimated lives, and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets, significant changes in the manner or our use of the assets or the strategy for our overall business and significant negative industry or economic trends. In addition, in all cases of an impairment review, we will re-evaluate the remaining useful life of the asset and modify it, as appropriate. Should the fair value of the Company's long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $1,270,361 and $1,157,152 in fiscal 2005 and 2004, respectively. Capitalized software development costs were net of accumulated amortization of $6,334,885 and $5,097,422 at July 31, 2005 and 2004, respectively. Estimated amortization expense for the succeeding five years is $1,111,000 in fiscal 2006, $968,000 in fiscal 2007, $725,000 in fiscal 2008, $422,000 in fiscal 2009, and $175,000 in fiscal 2010. Capitalized software development costs are retired from the balance sheet when fully amortized. In the fourth quarter of fiscal 2005, the Company reported an impairment charge of $150,098 to write off certain capitalized software costs due to a decline in the market need resulting in no future anticipated revenue for that product. This charge is included in cost of software licenses in the accompanying statement of operations.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

Loss Per Share

Loss per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	Year ended July 31,
	2005	2004
Numerator
Net loss	$(488,617)	$(482,627)

Denominator
Weighted average number of common shares (basic)	14,073,392	13,152,972

Effect of dilutive securities:
Stock options	-	-

Weighted average number of common shares (diluted)	14,073,392	13,152,972

Basic and diluted loss per share	$(0.03)	$(0.04)

Potential common shares of 2,039,750 and 2,256,500 at July 31, 2005 and 2004, respectively, issueable upon exercise of stock options and warrants are excluded in computing basic and diluted net loss per share for fiscal 2005 and 2004, as their effects would be anti-dilutive.

Stock Options and Stock Based Compensation

The Company accounts for employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued Employees, and Related Interpretations”. No stock-based compensation cost is reflected in net loss for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, “Accounting for Stock Based Compensation” to stock based compensation:

	2005	2004

Net loss as reported	$(488,617)	$(482,627)

Deduct: Stock-based employee compensation expense determined under fair value based method for all options	(507,387)	(28,239)

Net loss as adjusted	$(996,004)	$(510,866)
Net loss per share:
Basic and diluted-as reported	$(.03)	$(.04)
Basic and diluted-as adjusted	$(.07)	$(.04)

The per share weighted average fair value of stock options granted during fiscal 2005 and 2004 was $1.13 and $.26, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% for fiscal 2005 and 2004; risk free interest rate of 3.78%and 2.90% in fiscal 2005 and 2004, respectively, expected stock volatility of 112% and 129% (based primarily on the Company's historical stock prices) in 2005 and 2004, respectively, and an expected option life of approximately five years for both years. These assumptions are used for these calculations only and they do not necessarily represent an indication of management’s expectations of future developments.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
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

Statement of Cash Flows and Liquidity

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at July 31, 2005, cash equivalents, amounting to $203,819 at July 31, 2004, consisted of a liquid reserve mutual fund. Interest payments of $29,026 and $1,289 were made during the years ended July 31, 2005 and 2004, respectively. There were no income taxes paid during the years ended July 31, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB No. 123R "Share Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. FASB No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of FASB No. 123R will have a material effect on our financial statements as the Company will no longer utilize share based payment award upon the effective date of FASB No. 123R and the fair value of the unvested outstanding awards is immaterial to the financial statements.

(2)	Acquisition

On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,319,045. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property. The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement. The operations of Blockade are included in the Company's results from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. The Company allocated $65,334 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

The preliminary calculation of the total purchase price is as follows:

Cash	$2,244,747
Acquisition expenses	74,298
Total purchase price	$2,319,045

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed:

Computer equipment	$29,350
Intangible assets (a)	2,700,852
Goodwill	65,334
Deferred revenue (b)	(476,491)
Total purchase price	$2,319,045

(a)
Includes $1,199,078 for customer relationships and $1,501,774 for purchased software, which are subject to amortization over a period of five years. Amortization expense for customer relationships and the above purchased software for the year ended July 31, 2005 amounted to $133,448 and $167,136. Estimated amortization expense for customer relationships and purchased software for the succeeding five years is $239,820 and $300,360 for fiscal 2006, 2007, 2008, 2009 per year, $106,350 and $133,198 for fiscal 2010, respectively.

(b)
SFAS 141 requires that an acquiring enterprise allocate the cost of an entity acquired in a business combination to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of deferred maintenance revenues in a business combination generally is not readily available and, accordingly, in practice, the fair value of an assumed liability (which must arise from a legal performance obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

Pro Forma Information

The following unaudited pro forma information presents the results of operations for the years ended July 31, 2005 and 2004, as if the acquisition had taken place at August 1, 2003:

	Twelve Months Ended July 31, 2005	Twelve Months Ended July 31, 2004
Total revenues	$8,977,559	$8,517,408
Net loss	$(1,513,187)	$(3,218,920)
Net loss per common share (basic and diluted)	$(.11)	$(.24)
Weighted average number of common shares outstanding (basic and diluted)	14,073,392	13,152,972

The pro forma results of operations include adjustments to the historical financial statements of the companies and have been prepared for comparative purposes only. As Blockade’s fiscal year end was September 30 and the Company’s fiscal year ends July 31, timing differences may exist in the periods reported; however, management believes these timing differences are not material. For Blockade, the period from July 1 - June 30 was utilized for the twelve month periods. These pro forma results do not purport to be indicative of the actual results of operations had the acquisition occurred at August 1, 2003 or which may occur in the future. The operations of Blockade as presented above, include certain expenses that will not be incurred on an ongoing basis by the Company. The operations of Blockade were denominated in Canadian dollars and were translated using the average rate of exchange for the periods presented in the pro forma results of operations

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

(3)	Purchased Software

Purchased software includes software purchased in a prior period from a third party for an original cost of $1,647,946 and accumulated amortization of $1,565,562 at July 31, 2005 and software purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and accumulated amortization of $167,136 (Note 2). Purchased software is being amortized over a period of five years. Amortization expense charged to operations was $496,728 and $329,592 for each of the years ended July 31, 2005 and July 31, 2004, respectively.

The weighted average amortization period of the Company’s purchased software as of July 31, 2005 is approximately 54 months. Estimated amortization expense for fiscal 2006 related to purchase software in a prior period is $82,384.

(4)	Property and Equipment

Property and equipment consist of the following at July 31:

	2005	2004
Computer and other equipment	$340,016	$408,483
Furniture and fixtures	154,963	4,798
Leasehold improvements	121,966	86,542
	616,945	499,823
Less accumulated depreciation and amortization	(363,012)	(385,164)

	$253,933	$114,659

Depreciation and amortization expense for the years ended July 31, 2005 and 2004 was $96,390 and $60,920, respectively.

(5)	Note Payable

In connection with the acquisition of Blockade Systems Corp. (see Note 2), the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank. The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’s prime rate per annum (6.75% at July 31, 2005) and is collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

(6)	Credit Lines

On January 12, 2000, Proginet established a line of credit in the amount of $100,000 with a bank. The interest rate is variable, based on prime plus 1%. The line of credit expires on September 30, 2005, at which time the Company intends to renew this line of credit. As of July 31, 2005, the Company has not borrowed against this line of credit.

In May 2001, the Company established an additional line of credit in the amount of $350,000 with another bank. In July 2005, this line of credit was increased to $550,000. The interest rate is variable based on the bank’s prime rate plus ½%. The line of credit is collateralized by accounts receivable of the Company and expires January 31, 2006, at which time the Company intends to renew this line of credit. As of July 31, 2005, the Company has not borrowed against this line of credit.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(7)	Income Taxes

There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2005 and 2004. The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes:

	2005	2004

Federal tax expense (benefit) at statutory rate	$(166,000)	$(164,000)
State tax expense (benefit) at statutory rate	(26,000)	(25,000)
Increases (reductions) in taxes due to:
Nondeductible expenses	4,000	4,000
Change in valuation allowance	188,000	185,000
Income tax provision	$-	$-

At July 31, 2005, the Company had available Federal NOL carry forwards amounting to approximately $7,458,000 and research and development tax credit carry forwards of approximately $332,000, which expire in fiscal years 2007 through 2025. Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur. In addition, their use is limited to future earnings of the Company.

The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability), and their approximate tax effects are as follows:

	2005	2004
Deferred tax assets
Net operating loss carryforward	$2,651,000	$3,106,000
Accounts payable and other	35,000	70,000
Deferred revenue	861,000	562,000
Deferred contract costs	-	1,000
Purchased software	716,000	601,000
Property and equipment	(2,000)	15,000
Research and development carryforward	332,000	332,000
Unbilled rent	33,000	28,000
Gross deferred tax asset	4,626,000	4,715,000
Valuation allowance	(3,122,000)	(2,934,000)
Deferred tax asset	1,504,000	1,781,000

Deferred tax liabilities
Capitalized software development costs	1,383,000	1,545,000
Accounts receivable	117,000	228,000
Prepaid expenses	4,000	8,000
Deferred tax liability	1,504,000	1,781,000

Net deferred tax asset	$-	$-

At July 31, 2005 and 2004, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company’s operating results in recent years.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

(8)	Stock Purchase Warrants

In the first quarter of fiscal 2000, Proginet entered into an agreement with Mallory Factor Inc. (“MFI”) for certain strategic corporate consulting services, which was terminated in fiscal 2001. The terms of the agreement provided for granting of up to 500,000 warrants exercisable at a price of $.54 per share depending upon achievement of pre-determined goals. The first 150,000 warrants vested upon regulatory approval of the agreement and the next 100,000 vested upon Proginet’s stock price reaching $1.25. The next 250,000 would have vested, if and only if, two criteria were satisfied: (i) Proginet’s achievement of a listing on the United States OTC:BB and (ii) Proginet’s stock price reaching established thresholds.

On December 28, 2001, the Company amended the warrant agreement. The amendment required the exchange of the remaining 250,000 unvested warrants (the “original warrants”), exercisable at $.54 per share for 125,000 fully vested warrants (the “exchanged warrants”) exercisable at $.22, which represented the fair market value of the Company’s common stock on the date of the amendment. A non-cash charge to operations amounting to $25,175 (as determined by Black-Scholes pricing model) was recorded by the Company for the year ended July 31, 2002 relating to the amendment. On September 16, 2004, warrants to purchase 50,000 and 25,000 shares of common stock were exercised at a price of $.54 and $.22, respectively. On September 22, 2004, warrants to purchase 100,000 shares of common stock were exercised at a price of $.54. On January 21, 2005, warrants to purchase 100,000 shares of common stock were exercised at a price of $0.54 per share. As of July 31, 2005, 100,000 warrants are outstanding under the warrant agreement, as amended, and expire in December 2006.

(9)	Stock Option Plans

Under the 1997 Stock Option Plan and 1995 Equity Incentive Plan (the “prior Plans”), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000. In October 2000, the Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”) which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000. At the Company’s Annual Stockholders’ Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans, up to an aggregate of 2,500,000. Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company’s common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The 2000 Plan provides that a committee selected by the Board of Directors of the Company will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in no event shall exceed 10 years from the date of grant.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

	Shares subject to option	Exercise price per share	Weighted average exercise price
Outstanding at August 1, 2003	1,878,000	$0.16 - $1.85	$ 0.59
Granted	90,000	$0.27 - $0.33	$0.29
Exercised	(20,000)	$0.37 - $0.68	$0.62
Forfeited	(66,500)	$0.16 - $1.20	$0.63
Outstanding at July 31, 2004	1,881,500	$0.16 - $1.85	$0.58
Granted	505,312	$0.65 - $1.50	$1.36
Exercised	(130,000)	$0.16 - $0.37	$0.29
Forfeited	(105,812)	$0.16 - $1.50	$0.79
Outstanding at July 31, 2005	2,151,000	$0.16 - $1.85	$0.77

The following table summarizes information about employee stock options outstanding and exercisable at July 31, 2005:

	Options outstanding			Options exercisable
Exercise prices	Number Outstanding at July 31, 2005	Weighted - average remaining contractual life (years)	Weighted - average exercise price	Number Exercisable at July 31, 2005	Weighted - Average Exercise price
$0.16 - $0.37	522,500	7	$0.25	502,500	$0.25
$0.43 - $0.68	621,000	5	0.63	601,000	0.63
$0.71 - $1.85	1,007,500	7	1.12	922,500	1.12
	2,151,000	7	$0.67	2,026,000	$0.66

All options have been granted with exercise prices at the market price of the stock at the date of the grant.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

(10)	Commitments and Contingencies

Leases

The Company leases office space under a noncancelable operating leases expiring through fiscal 2013 and certain computer equipment for technical support efforts and administrative purposes. The following is a schedule of future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2005:

Year ending July 31,	Operating leases

2006	$ 242,000
2007	302,000
2008	272,000
2009	281,000
2010	291,000
Thereafter	856,000
Total minimum lease payments	$ 2,244,000

Rental expense charged to operations was $230,808 and $169,950 in the fiscal years ended July 31, 2005 and 2004, respectively.

Litigation and Claims

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition and results of operations.

(11)	Concentration of Risks

Software license revenues for the years ended July 31, 2005 and 2004 included sales in foreign countries of approximately $1,327,675 and $1,019,430 respectively. Included in software license revenues in fiscal 2005 were revenues generated under one OEM arrangement aggregating 12% of total software license revenues. Included in software license revenues in fiscal 2004, were revenues generated under two OEM arrangements aggregating 28% and 13% of total software license revenues, respectively. No one customer represented 10% or more of revenues in the years ended July 31, 2005 and 2004.

At July 31, 2005, one customer amounted for approximately 11% of total trade and installment accounts receivable. At July 31, 2004, one customer accounted for approximately 21% of total trade and installment accounts receivables.

(12)	Retirement Plan

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 15% of their salary to the plan. The Company may match up to 100%, as determined by the Board of Directors, of the employee’s contribution up to 10% of eligible compensation. The Company’s contributions were $78,795 and $64,093 for the years ended July 31, 2005 and 2004, respectively.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information
None.

Part III
Item 9.	Directors and Executive Officers of the Registrant

Except as set forth below, the information called for by this Item is included under the captions “Information about Nominees”, Information about Non-Director Executive Officers”, “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 22, 2005 and is incorporated herein by reference.

Code of Ethics

The Company has adopted a “Code of Business Conduct and Ethics” that applies to all Proginet employees and members of its Board of Directors, including Proginet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s Code of Business Conduct and Ethics was attached as an exhibit to the annual report on Form 10-KSB for the year ended July 31, 2004. The Company posts the Code of Business Conduct and Ethics and related amendments or waivers, if any, on its website at www.proginet.com. Information contained on the Company’s website is not a part of this report. Copies of the Company’s Code of Business Conduct and Ethics will be provided free of charge upon written request to Proginet Corporation, 200 Garden City Plaza, Garden City, New York 11530, Attention: Debra A. DiMaria, CFO.

Item 10.	Executive Compensation

The information called for by this Item is set forth under the caption “Executive Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 22, 2005, and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 22, 2005 and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The information called for by this Item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 22, 2005 and is incorporated herein by reference.

Item 13.	Exhibits

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:

Exhibit No.	Exhibit Name
3(i)	Certificate of Incorporation.
3(i)(a)	Certificate of Amendment of Certificate of Incorporation dated December 2, 1996.
3(ii)	Amended and Restated Bylaws of the Registrant.**
10.1	Form of Employee Confidential Information and Non-Competition Agreement.
4.3(i)	Warrant Agreement dated October 22, 1999 by the Company and Mallory Factor*
4.3(ii)	Amendment to Warrant Agreement dated October 22, 22, 1999 between Proginet Corporation and Mallory Factor Inc.*
4.10	Form of Specimen Stock Certificate.*
10.2	Form of Confidential Information and Non-Competition Agreement For Consultants.
10.3	Investor Relations Agreement.
10.4	Form of Software License Agreement.
10.5	Form of Distributor Agreement.
10.6	Form of OEM Agreement.
10.7	Management Continuity Agreement - Kevin M. Kelly, Chief Executive Officer and President***+
10.8	Management Continuity Agreement - Debra A. DiMaria, Chief Financial Officer and Corporate Secretary***+
10.9	Management Continuity Agreement - Arne Johnson, Senior Vice President for Strategic Planning & Alliances***+
10.10	Management Continuity Agreement - Thomas Bauer, Chief Technology Officer***+
10.11	Management Continuity Agreement - Kevin Bohan, Chief Information Officer***+
10.12	Independent Directors Stock Option Plan, amended and restated as of February 21, 1995.
10.13	1995 Equity Incentive Plan, amended and restated as of December 5, 1995.+
10.14	Form of Incentive Stock Option Agreement.+
10.16	Consulting Agreement between the Registrant and Mallory Factor, Inc., dated September 22, 1999.
10.17	1997 Stock Option Plan, as amended and restated as of November 14, 2000+
10.18	2000 Stock Option Plan****+
14.1	Code of Business Conduct and Ethics**
23	Consent of BDO Seidman LLP*****
31.1	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Executive Officer)*****
31.2	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Financial Officer)*****
32	Section 1350 Certifications*****

*	Incorporated by reference to the Company’s Form SB-2 Amendment No. 1 filed with SEC on June 22, 2005
**	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on September 18, 2003
***	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on September 27, 2004
****	Incorporated by reference to the Company’s Proxy Statement dated November 14, 2000
*****	Filed herewith
+	Management contract or compensatory plan

Item 14.	Principal Accountant Fees and Services

The information called for by this item is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 22, 2005 and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGINET CORPORATION

By:	/s/Kevin M. Kelly
Kevin M. Kelly
President and Chief Executive Officer
Date:	September 27, 2005

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kevin M. Kelly Kevin M. Kelly	President, Chief Executive Officer and Director	September 27, 2005

/s/ Debra A. DiMaria Debra A. DiMaria	Corporate Secretary and Chief Financial and Accounting Officer	September 27, 2005

/s/ John C. Daily John C. Daily	Chairman	September 27, 2005

/s/ Stephen Sternbach Stephen Sternbach	Director	September 27, 2005

/s/ Dr. E. Kelly Hyslop Dr. E. Kelly Hyslop	Director	September 27, 2005

/s/ William Loscalzo William Loscalzo	Director	September 27, 2005

/s/ George T. Hawes George T. Hawes	Director	September 27, 2005