Form 10QSB
period 2005-10-31
PROGINET CORP
filed 2005-12-09
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

/__/	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

There were 14,406,387 shares of Common Stock outstanding as of November 30, 2005.

Transitional Small Business Disclosure Format:

Yes	No	X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED October 31, 2005

PROGINET CORPORATION
Balance Sheets

	October 31,2005 (Unaudited)	July 31, 2005 (Audited)
Assets
Current assets
Cash	$1,283,901	$1,353,316
Trade accounts receivable, net	806,583	612,473
Prepaid expenses and other	34,555	48,162
Total current assets	2,125,039	2,013,951

Property and equipment, net	237,809	253,933
Capitalized software development costs, net	3,463,491	3,474,172
Purchased software, net	1,259,548	1,417,022
Customer relationships, net	1,005,675	1,065,630
Goodwill	65,334	65,334
Other assets	32,401	32,369
	$8,189,297	$8,322,411

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of note payable	$333,333	$333,333
Accounts payable and accrued expenses	340,739	513,013
Deferred revenues	1,949,869	2,148,108
Total current liabilities	2,623,941	2,994,454

Note payable, net of current portion	416,665	499,999
Deferred revenues	69,879	14,965
Deferred rent	91,552	88,370
	3,202,037	3,597,788
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,731,613 shares issued at October 31, 2005 and July 31, 2005	15,732	15,732
Additional paid-in capital	12,894,426	12,906,643
Treasury stock, 1,103,004 shares at cost, at October 31, 2005 and July 31, 2005	(531,023)	(531,023)
Accumulated deficit	(7,391,875)	(7,666,729)
Total stockholders’ equity	4,987,260	4,724,623

	$8,189,297	$8,322,411

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

Statements of Operations (Unaudited)

	Three months ended October 31,
	2005	2004

Revenues
Software licenses	$558,072	$962,637
Software maintenance fees and other	1,406,524	1,005,993
Professional services	185,869	69,120
	2,150,465	2,037,750

Operating expense
Cost of software licenses	490,426	396,028
Cost of maintenance fees and other	276,061	161,292
Cost of professional services	57,579	21,614
Commissions	183,327	203,664
Research and development	23,156	3,980
Selling and marketing	353,444	551,156
General and administrative	480,456	502,282
	1,864,449	1,840,016

Income from operations	286,016	197,734

Income from operations
Other income (expense)
Interest income	3,259	1,236
Interest expense	(14,421)	-

Net income	$274,854	$198,970

Basic income per common share	$.02	$.02

Diluted income per common share	$.02	$.01

Weighted average common shares outstanding - basic	14,628,609	13,249,032

Weighted average common shares outstanding - diluted	14,920,439	13,872,390

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity

Three months ended October 31, 2005

	Common Stock		Additional paid-in capital	Treasury Stock	Accum-ulated deficit	Total
	Shares	Amount

Balance - August 1, 2005	15,731,613	$15,732	$12,906,643	$(531,023)	$(7,666,729)	$4,724,623

Private placement common stock costs			(12,217)			(12,217)

Net income (unaudited)					274,854	274,854

Balance - October 31, 2005	15,731,613	$15,732	$12,894,426	$(531,023)	$(7,391,875)	$4,987,260

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

Statements of Cash Flows (Unaudited)

	Three months ended
	October 31,
	2005	2004

Cash flows from operating activities
Net income	$274,854	$198,970
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	511,607	417,627
Deferred revenue	(143,325)	236,536
Deferred rent	3,183	5,632
Changes in operating assets and liabilities
Trade accounts receivable	(194,110)	(391,202)
Prepaid expenses and other assets	13,574	5,703
Accounts payable and accrued expenses	(172,274)	28,754
Net cash provided by operating activities	293,509	502,020

Cash flows from investing activities
Capitalized software development costs	(262,317)	(272,683)
Purchases of property and equipment	(5,056)	(170,396)

Net cash used in investing activities	(267,373)	(443,079)

Cash flows from financing activities
Private placement of common stock issuance costs	(12,217)	-
Proceeds from exercise of common stock options and warrants	-	86,500
Principal payments on note payable	(83,334)	-
Principal payments under capital lease obligation	-	(2,382)

Net cash provided by (used in) financing activities	(95,551)	84,118

Net increase (decrease) in cash and cash equivalents	(69,415)	143,059

Cash and cash equivalents at beginning of year	1,353,316	1,130,443

Cash and cash equivalents at end of the period	$1,283,901	$1,273,502

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$14,421	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 2005
(Unaudited)

1.	Interim Financial Data

The accompanying unaudited financial statements have been prepared by Proginet Corporation (“Proginet” or “the Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2005.

These results for the period ended October 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Commission Expense

Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 14% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold. OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of "users" the product is licensed for.

3.	Trade Accounts Receivable

The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of October 31, 2005 and July 31, 2005, there was an allowance for doubtful accounts of $16,000.

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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $272,702 and $313,630 for the three months ended October 31, 2005 and 2004, respectively. Capitalized software development costs are net of accumulated amortization of $6,607,587 and $6,334,885 at October 31, 2005 and July 31, 2005, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

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

Pro Forma Information

The following unaudited pro forma information presents the results of operations for the three months ended October 31, 2004, as if the acquisition had taken place at August 1, 2003.

Three Months Ended October 31, 2004
Total revenues	$2,713,706
Net loss	$(195,749)
Net loss per common share (basic and diluted)	$(.01)
Weighted average number of common shares outstanding (basic and diluted)	13,249,032

The pro forma results of operations include adjustments to the historical financial statements of the companies and have been prepared for comparative purposes only. As Blockade’s fiscal year end is September 30 and the Company’s fiscal year ends July 31, timing differences may exist in the three month period reported; however, management believes these timing differences are not material. For Blockade, the period from July 1 - September 30 was utilized in the table above for the three month period. These pro forma results do not purport to be indicative of the actual results of operations had the acquisition occurred at August 1, 2003 or which may occur in the future. The operations of Blockade as presented above, include certain expenses that will not be incurred on an ongoing basis by the Company. The operations of Blockade were denominated in Canadian dollars and were translated using the average rate of exchange for the periods presented in the pro forma results of operations

6.	Purchased Software

Purchased software includes software purchased in Fiscal 2001 for a total cost of $1,647,946 and software purchased in connection with the Blockade acquisition amounting to $1,501,774 (Note 5). Purchased software is being amortized over a period of five years. Amortization expense for purchased software was $157,474 and $82,398 for the three months ended October 31, 2005 and 2004, respectively. Software purchased in fiscal 2001 is fully amortized as of October 31, 2005.

7.	Note Payable

In connection with the Agreement between the Company and Blockade Systems Corp., the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank. The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’s prime rate per annum (7.25% at October 31, 2005) and is collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

8.	Income (Loss) Per Share

Basic income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the “treasury stock” method. During periods of net loss diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

The following table sets forth the computation of basic and diluted income per share:

	Three months ended October 31,
	2005	2004

Numerator:
Net income	$274,854	$198,970

Denominator:
Weighted average number of common shares (basic)	14,628,609	13,249,032

Effect of dilutive securities:
Stock Options	241,830	569,304
Warrants	50,000	54,054
	291,830	623,358

Weighted average number of common shares (diluted)	14,920,439	13,872,390

Basic income per share	$.02	$.02

Diluted income per share	$.02	$.01

Potential common shares of 1,562,000 and 618,000 for the three months ended October 31, 2005 and 2004 are excluded in computing basic and diluted net income per share as their effects would be anti-dilutive.

9.	Equity

The Company accounts for its employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based compensation cost is reflected in net income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three months ended October 31,
	2005	2004

Net income, as reported	$274,854	$198,970

Deduct: Total stock-based employee expense determined under fair value based method	(34,875)	(2,375)

Net income, as adjusted	$239,979	$196,595

Income per share:
Basic - as reported	$.02	$.02
Diluted - as reported	$.02	$.01
Basic and diluted - as adjusted	$.02	$.01

10.	Subsequent Event

On November 7, 2005, the Company repurchased 222,222 shares of Proginet common stock from an investor in a private transaction for the sum of $75,000.

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

Commission Expense

Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 14% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold. OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of "users" the product is licensed for.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets, which are all currently amortized over their respective estimated lives, and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets, significant changes in the manner or our use of the assets or the strategy for our overall business and significant negative industry or economic trends. In addition, in all cases of an impairment review, we will re-evaluate the remaining useful life of the asset and modify it, as appropriate. Should the fair value of the Company's long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary

Results of Operations

Revenues

Total revenues for the quarter ended October 31, 2005 amounted to $2,150,465, representing an increase of $112,715, or 5.5% compared to revenues of $2,037,750 for the quarter ended October 31, 2004.

Software license revenues for the quarter ended October 31, 2005 amounted to $558,072 representing a decrease of $404,565, or 42.0%, compared to software license revenues of $962,637 for the quarter ended October 31, 2004. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $454,313, $81,272 and $22,487 for the quarter ended October 31, 2005 compared to $861,844, $72,182 and $28,611 for the quarter ended October 31, 2004. The decrease in software license revenue is principally due to the decrease in direct sales arising from a one-time sale to an existing customer amounting to $540,000 in October 2004 for which the Company did not expect to generate any future software revenues.

Software maintenance fees and other increased by $400,531, or 39.8% to $1,406,524 compared to such fees for the quarter ended October 31, 2004 of $1,005,993. The increase in software maintenance fees and other is primarily due to additional maintenance revenues of $371,898 resulting from the acquisition in January 2005 of certain assets and the business of Blockade Systems Corp.

Fees for professional services for the quarter ended October 31, 2005 amounted to $185,869 compared to fees for professional services of $69,120 for the quarter ended October 31, 2004. The increase in professional service fee revenue for the current year is primarily due to consulting services rendered to the recently acquired Blockade Systems Corp. customers amounting to $80,869.

Operating Expenses

Operating expenses increased to $1,864,449 from $1,840,016 for quarter ended October 31, 2005 and October 31, 2004 respectively, an increase of $24,433 or 1.3%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended October 31, 2005 amounted to $490,426, representing an increase of $94,398 or 23.8%, compared to cost of software licenses of $396,028 for the quarter ended October 31, 2004. The increase in cost of software licenses for the quarter is primarily due to the amortization of acquired software and customer relationships acquired from Blockade Systems Corp. in January 2005 of $135,045 offset by a reduction of $40,647 due to the full amortization of certain capitalized software costs since the prior year quarter end.

Cost of maintenance fees and other (which is principally consist of technical support payroll) for the quarter ended October 31, 2005 amounted to $276,061, representing an increase of $114,769 or 71.2%, compared to cost of maintenance fees and other of $161,292 for the quarter ended October 31, 2004. The increase in cost of maintenance fees and other for the quarter ended October 31, 2005 is due to an increase in facility and employee related costs of $113,895 for technical services related to the Blockade Systems Corp. acquisition.

Commissions amounted to $183,327 for the quarter ended October 31, 2005 compared to $203,664, representing a decrease of $20,337 or 10.0% for fiscal year ended October 31, 2004. Commission expense decreased by $28,425 due to a reduction in advanced sales commissions (which are expensed when paid based on historical evidence of being uncollectible) offset slightly by an increase in commissions earned by our international distributors for increased maintenance revenues. No commission expense was incurred on the one time direct sale of $540,000 in the prior year quarter.

Selling and marketing expense for the quarter ended October 31, 2005 amounted to $353,444 representing a decrease of $197,712 or 35.9%, compared to selling and marketing expense of $551,156 for the quarter ended October 31, 2004. The decrease in selling and marketing for the quarter ended October 31, 2005 is primarily due to a decrease in employee and employee related costs of $141,486 due to a head count reduction in the selling and marketing departments and cessation of media and industry analyst agreements amounting to $38,650.

General and administrative expense for the quarter ended October 31, 2005 amounted to $480,456, representing a decrease of $21,826 or 4.3% compared to $502,282 in general and administrative expense for the quarter ended October 31, 2004. The decrease in general and administrative expense is primarily due to a reduction of $107,143 in employee and employee allocable related costs offset principally by an increase in facility, employee and employee related costs of the Company’s Canadian operations due to the acquisition of Blockade Systems Corp. in January 2005 amounting to $33,352 and an increase of $38,389 for a Fiscal 2006 Board of Director approved employee profit sharing program.

The Company reported a net income of $274,854 and $198,970 for the three months ended October 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

At October 31, 2005, the Company had a cash and cash equivalent balance of $1,283,901.

Operating activities provided cash of $293,509 for the three months ended October 31, 2005. This resulted primarily from net income of $274,854 which included non-cash charges for depreciation and amortization of $511,607 offset by an increase trade accounts receivable due to an increase in new license revenues and professional service fees for the quarter ending October 31, 2005 compared to July 31, 2005, a decrease in deferred revenues due to lower sequential quarterly maintenance billings and a decease in accounts payable and accrued expensed based on the timing of cash disbursements.

Investing activities used cash of $267,372 for the three months ended October 31, 2005 primarily for costs associated with the development of the company's software products.

Financing activities used cash of $95,551 primarily for principal payments on a Promissory Note (the “Note”). The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’ prime rate per annum (7.25% at October 31, 2005) and is collateralized by the accounts receivable and certain intellectual property of Proginet. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

The Company has available a line of credit of $550,000. The line of credit is collateralized by accounts receivable of the Company and expires January 31, 2006, at which time the Company intends to renew this line of credit. As of October 31, 2005, the Company has not borrowed against this line of credit.

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

Date: November 30, 2005

PROGINET CORPORATION

/s/ Kevin M. Kelly

Kevin M. Kelly, President and
Chief Executive Officer

/s/ Debra A. DiMaria

Debra A. DiMaria
Corporate Secretary and Chief Financial and Accounting Officer