Form 10QSB
period 2006-01-31
PROGINET CORP
filed 2006-03-08
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

There were 14,414,387 shares of Common Stock outstanding as of February 20, 2006.

Transitional Small Business Disclosure Format:

Yes	No	X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED January 31, 2006

PROGINET CORPORATION
Balance Sheets

	January 31, 2006 (Unaudited)	July 31, 2005 (Audited)
Assets
Current assets
Cash	$1,706,270	$1,353,316
Trade accounts receivable, net	793,661	612,473
Prepaid expenses and other	38,383	48,162
Total current assets	2,538,314	2,013,951

Property and equipment, net	224,897	253,933
Capitalized software development costs, net	3,370,752	3,474,172
Purchased software, net	1,184,458	1,417,022
Customer relationships, net	945,720	1,065,630
Goodwill	114,845	65,334
Other assets	32,402	32,369
	$8,411,388	$8,322,411

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of note payable	$333,333	$333,333
Accounts payable and accrued expenses	519,563	513,013
Deferred revenues	1,936,310	2,148,108
Total current liabilities	2,789,206	2,994,454

Note payable, net of current portion	333,331	499,999
Deferred revenues	161,154	14,965
Deferred rent	93,064	88,370
	3,376,755	3,597,788

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.001 par value, 40,000,000 shares authorized, 15,739,613 shares issued at January 31, 2006 and 15,731,613 at July 31, 2005	15,740	15,732
Additional paid-in capital	12,895,778	12,906,643
Treasury stock, 1,325,226 shares at January 31, 2006and 1,103,004 at July 31, 2005 respectively, at cost	(606,023)	(531,023)
Accumulated deficit	(7,270,862)	(7,666,729)
Total stockholders’ equity	5,034,633	4,724,623

	$8,411,388	$8,322,411

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005

Revenues
Software licenses	$609,974	$905,427	$1,168,046	$1,868,064
Software maintenance fees and other	1,462,442	1,047,472	2,868,966	2,053,465
Professional services	183,055	100,668	368,924	169,788
	2,255,471	2,053,567	4,405,936	4,091,317

Operating expense
Cost of software licenses	445,118	434,762	935,544	830,790
Cost of maintenance fees and other	324.596	223,865	600,657	385,157
Cost of professional services	50,226	41,721	107,805	63,335
Commissions	350,966	447,394	534,293	651,058
Research and development	15,583	346	38,739	4,326
Selling and marketing	348,541	535,273	701,985	1,086,429
General and administrative	594,581	482,476	1,075,037	984,758
	2,129,611	2,165,837	3,994,060	4,005,853

Income (loss) from operations	125,860	(112,270)	411,876	85,464

Other income (expense)
Interest income	9,025	1,203	12,284	2,439
Interest expense	(13,872)	-	(28,293)	-

Net income (loss)	$121,013	$(111,067)	$395,867	$87,903

Basic income (loss) per common share	$.01	$(.01)	$.03	$.01

Diluted income (loss) per common share	$.01	$(.01)	$.03	$.01

Weighted average common shares outstanding - basic	14,424,252	13,849,897	14,525,872	13,547,823

Weighted average common shares outstanding - diluted	14,825,352	13,849,897	14,872,337	14,357,071

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity

Six months ended January 31, 2006

	Common Stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	capital	Stock	deficit	Total

Balance - August 1, 2005	15,731,613	$15,732	$12,906,643	$(531,023)	$(7,666,729)	$4,724,623

Common stock option exercise	8,000	8	1,352			1,360

Private placement common stock costs			(12,217)			(12,217)

Share repurchase				(75,000)		(75,000)

Net income (unaudited)					395,867	395,867

Balance - January 31, 2006	15,739,613	$15,740	$12,895,778	$(606,023)	$(7,270,862)	$5,034,633

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended
	January 31,
	2006	2005

Cash flows from operating activities
Net income	$395,867	$87,903
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	971,408	876,088
Deferred revenue	(65,609)	(47,431)
Deferred rent	4,695	9,650
Changes in operating assets and liabilities
Trade accounts receivable	(181,188)	(363,724)
Prepaid expenses and other assets	9,745	23,424
Accounts payable and accrued expenses	6,550	66,201
Net cash provided by operating activities	1,141,468	652,111

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	(49,511)	(2,354,291)
Capitalized software development costs	(472,413)	(486,838)
Purchases of property and equipment	(14,065)	(183,337)

Net cash used in investing activities	(535,989)	(3,024,466)

Cash flows from financing activities
Private placement common stock issuance costs	(12,217)	939,211
Proceeds from exercise of common stock options	1,360	149,800
Purchase of treasury stock	(75,000)	-
Proceeds from note payable	-	1,000,000
Principal payments on note payable	(166,668)	-
Principal payments under capital lease obligation	-	(4,838)

Net cash provided by (used in) financing activities	(252,525)	2,084,173

Net increase (decrease) in cash and cash equivalents	352,954	(288,182)

Cash and cash equivalents at beginning of year	1,353,316	1,130,443

Cash and cash equivalents at end of the period	$1,706,720	$842,261

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$28,293	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2006
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

These results for the period ended January 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.	Trade Accounts Receivable
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of January 31, 2006 and July 31, 2005, there was an allowance for doubtful accounts of $16,000.

5.	Research and Development Costs and Capitalized Software Development Costs
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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $302,835 and $575,832 and $326,227 and $639,857 for the three and six months ended January 31, 2006 and 2005, respectively. Capitalized software development costs are net of accumulated amortization of $6,910,407 and $6,334,885 at January 31, 2006 and July 31, 2005, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

6.	Acquisition
On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement") between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,319,045. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property. The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement. The operations of Blockade are included in the Company's results from the date of acquisition. At January 31, 2006, the Company accrued $14,994 for the first annual contingent amount due to Blockade.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. The Company allocated $114,845 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

Pro Forma Information

The following unaudited pro forma information presents the results of operations for three and six months ended January 31, 2005, as if the acquisition had taken place at August 1, 2004

	Three months ended January 31, 2005	Six months ended January 31, 2005
Total revenues	$2,556,563	$5,320,375
Net loss	$(579,588)	$(724,085)
Net loss per common share (basic and diluted)	$(.04)	$(.05)
Weighted average number of common shares outstanding (basic and diluted)	13,849,897	13,547,823

The pro forma results of operations include adjustments to the historical financial statements of the companies and have been prepared for comparative purposes only. As Blockade’s fiscal year end is September 30 and the Company’s fiscal year ends July 31, timing differences may exist in the three month period reported; however, management believes these timing differences are not material. For Blockade, the period from October1-December 31 was utilized in the table above for the three month periods and July1-December 31 was utilized for the six month periods. These pro forma results do not purport to be indicative of the actual results of operations had the acquisition occurred at August 1, 2004 or which may occur in the future. The operations of Blockade as presented above, include certain expenses that will not be incurred on an ongoing basis by the Company. The operations of Blockade were denominated in Canadian dollars and were translated using the average rate of exchange for the periods presented in the pro forma results of operations.

7.	Purchased Software
Purchased software includes software purchased in Fiscal 2001 for a total cost of $1,647,946 and software purchased in connection with the Blockade acquisition amounting to $1,501,774 (Note 5). Purchased software is being amortized over a period of five years. Amortization expense charged to operations was $135,045 and $352,474 and $99,354 and $181,752 for the three and six months ended January 31, 2006 and 2005, respectively. Software purchased in fiscal 2001 was fully amortized as of October 31, 2005.

8.	Note Payable
In connection with the Agreement between the Company and Blockade Systems Corp., the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank. The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’s prime rate per annum (7.75% at January 31, 2006) and is collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

9.	Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$121,013	$(111,067)	$395,867	$87,903

Denominator:
Weighted average number of common shares (basic)	14,424,252	13,849,897	14,525,872	13,547,823

Effect of dilutive securities:
Stock Options	336,728	-	289,279	742,313
Warrants	64,372	-	57,186	66,935
	401,100	-	346,465	809,248

Weighted average number of common shares (diluted)	14,825,352	13,849,897	14,872,337	14,357,071

Basic and diluted income per share	$.01	$(0.01)	$.03	$0.01

Potential common shares of 1,684,500 and 1,623,250 for the three and six months ended January 31, 2006 and 2,126,500 and 1,805,000 for the three and six months ended January 31, 2005 are excluded in computing basic and diluted net income (loss) as their effects would be anti dilutive.

10.	Equity
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

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income (loss), as reported	$121,013	$(111,067)	$395,867	$87,903

Deduct: Total stock-based employee
expense determined under fair
value based method	$(382,065)	$(34,875)	$(416,940)	$(37,250)

Net income (loss), as adjusted	$(261,052)	$(145,942)	$(21,073)	$50,653

Income (loss) per share:
Basic and diluted- as reported	$0.01	$(0.01)	$0.03	$0.01
Basic and diluted - as adjusted	$(0.02)	$(0.01)	$0.00	$0.00

On November 7, 2005, the Company repurchased 222,222 shares of Proginet common stock from an investor in a private transaction for the sum of $75,000.

11.	Tax Provision
At July 31, 2005, the Company has Federal and State net operating loss carryforwards of $7,458,000 and $1,985,000, respectively. As of January 31, 2006, the Company analyzed the future realization of its deferred tax assets, and although we reported a profit for the three months and six months ended January 31, 2006, we believe that it is more likely than not that we will not be able to utilize the deferred tax asset and have provided a full valuation allowance on the entire amount other than the release of our allowance needed for the current periods earnings.

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

Revenues

Total revenues for the quarter ended January 31, 2006 amounted to $2,255,471, representing an increase of $201,904, or 9.8% compared to revenues of $2,053,567 for the quarter ended January 31, 2005. Total revenues for the six months ended January 31, 2006 amounted to $4,405,936, representing an increase of $314,619 or 7.7% compared to revenues of $4,091,317 for the six months ended January 31, 2005.

Software license revenues for the quarter ended January 31, 2006 amounted to $609,974 representing a decrease of $295,453, or 32.6%, compared to software license revenues of $905,427 for the quarter ended January 31, 2005. Software license revenues for the six months ended January 31, 2006 amounted to $1,168,046 representing a decrease of $700,018, or 37.5%, compared to software license revenues of $1,868,064 for the six months ended January 31, 2005. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $159,207, $238,844 and $211,923 for the quarter ended January 31, 2006 compared to $179,015, $443,501 and $282,911 for the quarter ended January 31, 2005. For the six months ended January 31, 2006, direct sales, international distributor sales and OEM sales amounted to $613,520, $320,116 and $234,410 compared to the prior year six month period of $1,040,859, $515,683 and $311,522, respectively. The decrease in software license revenues for the three months ended January 31, 2006 is principally due to a reduction in international distributor sales arising from a decrease in license contracts to new customers in the European market. For the six months ended January 31, 2006, domestic sales was positively impacted in the prior year six month period by a one-time sale to an existing customer amounting to $540,000 for which the Company did not expect to generate any future software revenues.

Software maintenance fees and other increased by $414,970, or 39.6% to $1,462,442 compared to such fees for the quarter ended January 31, 2005 of $1,047,472. Software maintenance fees and other increased by $815,501 or 39.7% to $2,868,966 compared to such fees for the six months ended January 31, 2005 of $2,053,465. The increase in software maintenance fees and other for the three and six month periods is primarily due to additional maintenance revenues of $356,898 and $728,796, respectively, resulting from the acquisition in January 2005 of certain assets and the business of Blockade Systems Corp.

Fees for professional services for the quarter ended January 31, 2006 amounted to $183,055 compared to fees for professional services of $100,668 for the quarter ended January 31, 2005, representing an increase of $82,387 or 81.8%. Fees for professional services for the six months ended January 31, 2006 amounted to $368,924 compared to fees for professional services of $169,788 for the six months ended January 31, 2005, representing an increase of $199,136 or 117.3%. The increase in professional service fee revenue for the three and six month periods is primarily due to consulting services rendered to the recently acquired Blockade Systems Corp. customers amounting to $75,505 and $156,374.

Operating Expenses

Operating expenses decreased to $2,129,611 from $2,165,837 for quarter ended January 31, 2006 and January 31, 2005 respectively, a decrease of $36,226 or 1.7%. Operating expenses decreased to $3,994,060 from $4,005,853 for the six months ended January 31, 2006 and 2005 respectively, a decrease of $11,793 or 0.3%. The decrease in operating expenses for the three and six month periods is primarily a combined result of the following factors:

Cost of maintenance fees and other (which is principally consist of technical support payroll) for the quarter ended January 31, 2006 amounted to $324,596, representing an increase of $100,731 or 45.0%, compared to cost of maintenance fees and other of $223,865 for the quarter ended January 31, 2005. Cost of maintenance fees and other for the six months ended January 31, 2006 amounted to $600,657, representing an increase of $215,500 or 56.0%, compared to cost of maintenance fees and other for six months ended January 31, 2005. The increase in cost of maintenance fees and other for the three and six months ended January 31, 2006 is due to an increase in facility and employee related costs of $101,239 and $215,134, respectively, for technical services related to the Blockade Systems Corp. acquisition.

Commissions amounted to $350,966 for the quarter ended January 31, 2006 compared to commissions of $447,394 for the quarter ended January 31, 2005, representing a decrease of $96,428 or 21.6%. Commissions amounted to $534,293 for the six months ended January 31, 2006 compared to commission of $651,058 for the six months ended January 31, 2005, representing a decrease of $116,765 or 17.9%. Commission expense for the three and six months ended January 31, 2006 decreased due to a reduction in international distributor sales. International distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold. Additionally, commissions for the comparable six month periods decreased as commission expense was not incurred on the one time direct sale of $540,000 in the prior year six month period.

Selling and marketing expense for the quarter ended January 31, 2006 amounted to $348,541 representing a decrease of $186,732 or 34.9%, compared to selling and marketing expense of $535,273 for the quarter ended January 31, 2005. Selling and marketing expense for the six months ended January 31, 2006 amounted to $701,985 representing a decrease of $384,444 or 35.4%, compared to selling and marketing expense of $1,086,429 for the quarter ended January 31, 2005. The decrease in selling and marketing for the three and six months ended January 31, 2006 is primarily due to a decrease in employee and employee related costs of $156,085 and $282,491, respectively, due to a head count reduction in the selling and marketing departments and cessation of media and industry analyst agreements amounting to $31,338 and $88,932, respectively.

General and administrative expense for the quarter ended January 31, 2006 amounted to $594,581, representing an increase of $112,105 or 23.2% compared to $482,476 in general and administrative expense for the quarter ended January 31, 2005. General and administrative expense for the six months ended January 31, 2006 amounted to $1,075,037, representing an increase of $90,279 or 9.2% compared to $984,758 in general and administrative expense for the six months ended January 31, 2005. The increase in general and administrative expense for the three and six months ended January 31, 2006 is primarily due to an increase in facility, employee and employee related costs of the Company’s Canadian operations due to the acquisition of Blockade Systems Corp. amounting to $18,233 and $49,229, an increase of $64,641 and $103,030 for Fiscal 2006 Board of Director approved employee profit sharing programs and an increase in the current year quarter professional fees of $39,342 primarily associated with legal fees incurred for various employee and corporate related initiatives, offset by a reduction of $24,661 and $141,912 in employee and employee allocable related costs.

The Company reported a net income (loss) of $121,013 and ($111,067) for the three months ended January 31, 2006 and 2005, respectively and a net income of $395,867 and 87,903 for the six months ended January 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

At January 31, 2006, the Company had a cash and cash equivalent balance of $1,706,270.

Operating activities provided cash of $1,141,468 for the six months ended January 31, 2006. This resulted primarily from net income of $395,867 which included non-cash charges for depreciation and amortization of $971,407 offset by an increase in trade accounts receivable of $181,188 due to an increase in new license revenues and professional service fees of $199,053 for the quarter ending January 31, 2006 compared to the quarter ending July 31, 2005.

Investing activities used cash of $535,989 for the six months ended January 31, 2006 primarily for costs associated with the development of the company's software products.

Financing activities used cash of $252,525 primarily for the purchase of 222,222 shares of Proginet common stock and for principal payments on a Promissory Note (the “Note”). The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’ prime rate per annum (7.75% at January 31, 2006) and is collateralized by the accounts receivable and certain intellectual property of Proginet. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

The Company has available a line of credit of $550,000. The line of credit is collateralized by accounts receivable of the Company and expires January 31, 2007, at which time the Company intends to renew this line of credit. As of January 31, 2006, the Company has not borrowed against this line of credit.

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

On November 22, 2005, the Company held its Annual Meeting Of Stockholders. At the annual meeting, the Company’s stockholders elected six directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company’s stockholders also ratified the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm and approved an amendment to the 2000 stock option plan, increasing the number of shares issuable from 2,500,000 to 3,000,000. The votes for directors were as follows:

	Votes
	For	Withheld
Kevin M. Kelly	8,413,947	1,060,036
John C. Daily	8,412,447	1,061,536
George T. Hawes	8,761,283	712,700
Dr. E. Kelly Hyslop	8,760,783	713,200
William Loscalzo	8,761,283	712,700
Stephen Sternbach	8,760,883	713,100

The votes to ratify the appointment of BDO Seidman LLP as the as the Company’s independent registered public accounting firm was as follows:

For	Against	Abstain
9,454,283	17,800	1,900

The votes to approve an Amendment to the 2000 Stock Option Plan was as follows:

For	Against	Abstain	Broker non-votes
2,725,708	1,553,082	11,125	5,184,068

Item 6.	Exhibits

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

Date: February 28, 2006

PROGINET CORPORATION

/s/ Kevin M. Kelly
____________________________________
Kevin M. Kelly, President and
Chief Executive Officer

/s/ Debra A. DiMaria
____________________________________
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer