Form 10QSB
period 2006-04-30
PROGINET CORP
filed 2006-06-02
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

/___/	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

There were 14,414,387 shares of Common Stock outstanding as of May 20, 2006.

Transitional Small Business Disclosure Format:

Yes	No	X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED April 30, 2006

PROGINET CORPORATION
Balance Sheets

	April 30, 2006 (Unaudited)	July 31, 2005 (Audited)
Assets
Current assets
Cash	$2,330,948	$1,353,316
Trade accounts receivable, net	894,747	612,473
Prepaid expenses and other	34,842	48,162
Total current assets	3,260,537	2,013,951

Property and equipment, net	217,069	253,933
Capitalized software development costs, net	3,268,189	3,474,172
Purchased software, net	1,109,368	1,417,022
Customer relationships, net	885,765	1,065,630
Goodwill	123,661	65,334
Other assets	32,402	32,369
	$8,896,991	$8,322,411

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of note payable	$333,333	$333,333
Accounts payable and accrued expenses	531,124	513,013
Deferred revenues	2,585,893	2,148,108
Total current liabilities	3,450,350	2,994,454

Note payable, net of current portion	249,997	499,999
Deferred revenues	86,854	14,965
Deferred rent	138,109	88,370
	3,925,310	3,597,788
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized,15,739,613 shares issued at April 30, 2006 and 15,731,613 at July 31, 2005	15,740	15,732
Additional paid-in capital	12,811,779	12,906,643
Treasury stock, 1,325,226 shares at April 30, 2006and 1,103,004 at July 31, 2005 respectively, at cost	(606,023)	(531,023)
Accumulated deficit	(7,249,815)	(7,666,729)
Total stockholders’ equity	4,971,681	4,724,623

	$8,896,991	$8,322,411

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005

Revenues
Software licenses	$453,860	$427,529	$1,621,906	$2,295,593
Software maintenance fees and other	1,434,713	1,336,582	4,303,679	3,390,047
Professional services	77,648	24,202	446,572	193,990
	1,966,221	1,788,313	6,372,157	5,879,630

Operating expense
Cost of software licenses	471,451	537,965	1,406,995	1,368,755
Cost of maintenance fees and other	332,857	321,469	933,514	706,626
Cost of professional services	13,039	8,755	120,844	72,090
Commissions	176,265	210,613	710,558	861,671
Research and development	20,735	5,705	59,474	10,031
Selling and marketing	383,238	480,542	1,085,223	1,566,971
General and administrative	542,844	585,468	1,617,881	1,567,349
	1,940,429	2,150,517	5,934,489	6,153,493

Income (loss) from operations	25,792	(362,204)	437,668	(273,863)

Other income (expense)
Interest income	7,940	887	20,224	3,326
Interest expense	(12,685)	(11,684)	(40,978)	(14,561)

Net income (loss)	$21,047	$(373,001)	$416,914	$(285,098)

Basic and diluted income (loss) per common share	$.00	$(.03)	$.03	$(.02)

Weighted average common shares outstanding - basic	14,414,387	14,590,939	14,489,393	13,925,384

Weighted average common shares outstanding - diluted	14,929,921	14,590,939	14,889,819	13,925,384

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Nine months ended April 30, 2006

	Common Stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	capital	Stock	deficit	Total

Balance - August 1, 2005	15,731,613	$15,732	$12,906,643	$(531,023)	$(7,666,729)	$4,724,623

Common stock option exercise	8,000	8	1,352			1,360

Private placement common stock issuance costs			(96,216)			(96,216)

Share repurchase				(75,000)		(75,000)

Net income (unaudited)					416,914	416,914

Balance - April 30, 2006	15,739,613	$15,740	$12,811,779	$(606,023)	$(7,249,815)	$4,971,681

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended
	April 30,
	2006	2005

Cash flows from operating activities
Net income (loss)	$416,914	$(285,098)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	1,428,909	1,440,065
Deferred revenue	509,674	322,158
Deferred rent	49,740	13,668
Changes in operating assets and liabilities
Trade accounts receivable	(282,274)	(166,312)
Prepaid expenses and other assets	13,286	(354,578)
Accounts payable and accrued expenses	18,111	207,993
Other	-	(107)
Net cash provided by operating activities	2,154,360	1,177,789

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	(58,327)	(2,308,207)
Capitalized software development costs	(670,887)	(743,384)
Purchases of property and equipment	(27,656)	(201,059)

Net cash used in investing activities	(756,870)	(3,252,650)

Cash flows from financing activities
Private placement common stock issuance costs	(96,216)	898,294
Proceeds from exercise of common stock options	1,360	176,800
Purchase of treasury stock	(75,000)	-
Proceeds from note payable	-	1,000,000
Principal payments on note payable	(250,002)	(83,333)
Principal payments under capital lease obligation	-	(6,705)

Net cash (used in) provided by financing activities	(419,858)	1,985,055

Net increase (decrease) in cash and cash equivalents	977,632	(89,806)

Cash and cash equivalents at beginning of year	1,353,316	1,130,443

Cash and cash equivalents at end of the period	$2,330,948	$1,040,637

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$40,978	$14,561

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
April 30, 2006
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

These results for the period ended April 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of April 30, 2006 and July 31, 2005, there was an allowance for doubtful accounts of $16,000.

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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $301,037 and $876,856 and $316,165 and $956,022 for the three and nine months ended April 30, 2006 and 2005, respectively. Capitalized software development costs are net of accumulated amortization of $7,211,445 and $6,334,885 at April 30, 2006 and July 31, 2005, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

5.	Acquisition
On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,319,045. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property. The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement. The operations of Blockade are included in the Company's results from the date of acquisition. In February 2006, the Company paid $14,994 for the first annual contingent payment amount due to Blockade.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. The Company allocated $123,661 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

Pro Forma Information

The following unaudited pro forma information presents the results of operations for the nine months ended April 30, 2005, as if the acquisition had taken place at August 1, 2004

Nine months ended April 30, 2005
Total revenues	$7,108,688
Net loss	$(1,097,086)
Net loss per common share (basic and diluted)	$(.08)
Weighted average number of common shares outstanding (basic and diluted)	13,925,384

The pro forma results of operations include adjustments to the historical financial statements of the companies and have been prepared for comparative purposes only. As Blockade’s fiscal year end is September 30 and the Company’s fiscal year ends July 31, timing differences may exist in the nine month period reported; however, management believes these timing differences are not material. For Blockade, the period from July 1- March 31 was utilized for the nine month period. These pro forma results do not purport to be indicative of the actual results of operations had the acquisition occurred at August 1, 2004 or which may occur in the future. The operations of Blockade as presented above, include certain expenses that will not be incurred on an ongoing basis by the Company. The operations of Blockade were denominated in Canadian dollars and were translated using the average rate of exchange for the periods presented in the pro forma results of operations.

6.	Purchased Software
Purchased software includes software purchased in fiscal 2001 for a total cost of $1,647,946 and software purchased in connection with the Blockade acquisition amounting to $1,501,774 (Note 5). Purchased software is being amortized over a period of five years. Amortization expense charged to operations was $135,045 and $487,519 and $157,488 and $339,240 for the three and nine months ended April 30, 2006 and 2005, respectively. Software purchased in fiscal 2001 was fully amortized as of October 31, 2005.

7.	Note Payable
In connection with the Agreement between the Company and Blockade Systems Corp., the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank. The Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’s prime rate per annum (8.25% at April 30, 2006) and is collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$21,047	$(373,001)	$416,914	$(285,098)

Denominator:
Weighted average number of common shares (basic)	14,414,387	14,590,939	14,489,393	13,925,384

Effect of dilutive securities:
Stock Options	445,671	-	341,410	-
Warrants	69,863	-	59,016	-
	515,534	-	319,816	-

Weighted average number of common shares (diluted)	14,929,921	14,590,939	14,889,819	13,925,384

Basic and diluted income per share	.00	$(0.03)	$.03	$(0.02)

Potential common shares of 1,443,000 and 1,563,167 for the three and nine months ended April 30, 2006, respectively and 2,298,000 and 1,969,333 for the three and nine months ended April 30, 2005, respectively are excluded in computing basic and diluted net income (loss) as their effects would be anti dilutive.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock based compensation:

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005

Net income (loss), as reported	$21,047	$(373,001)	$416,914	$(285,098)

Deduct: Total stock-based employee expense determined under fair value based method	$(8,825)	$(391,735)	$(425,765)	$(556,485)

Net income (loss), as adjusted	$12,222	$(764,736)	$(8,851)	$(841,583)

Income (loss) per share:
Basic and diluted- as reported	$0.0	$(0.03)	$0.03	$(0.02)
Basic and diluted - as adjusted	$0.0	$(0.05)	$(0.00)	$(0.06)

On November 7, 2005, the Company repurchased 222,222 shares of Proginet common stock from an investor in a private transaction for the sum of $75,000.

10.	Tax Provision
At July 31, 2005, the Company has Federal and State net operating loss carryforwards of $7,458,000 and $1,985,000, respectively. As of April 30, 2006, the Company analyzed the future realization of its deferred tax assets, and although we reported a profit for the three months and nine months ended April 30, 2006, we believe that it is more likely than not that we will not be able to utilize the deferred tax asset and have provided a full valuation allowance on the entire amount other than the release of our allowance needed for the current periods earnings.

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

Results of Operations

Revenues

Total revenues for the quarter ended April 30, 2006 amounted to $1,966,221, representing an increase of $177,908, or 9.9% compared to revenues of $1,788,313 for the quarter ended April 30, 2005. Total revenues for the nine months ended April 30, 2006 amounted to $6,372,157, representing an increase of $492,527 or 8.4% compared to revenues of $5,879,630 for the nine months ended April 30, 2005.

Software license revenues for the quarter ended April 30, 2006 amounted to $453,860 representing an increase of $26,331, or 6.2%, compared to software license revenues of $427,529 for the quarter ended April 30, 2005. Software license revenues for the nine months ended April 30, 2006 amounted to $1,621,906 representing a decrease of $673,687, or 29.3%, compared to software license revenues of $2,295,593 for the nine months ended April 30, 2005. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $343,404, $110,455 and $0, respectively, for the quarter ended April 30, 2006 compared to $237,557, $163,859 and $26,113, respectively, for the quarter ended April 30, 2005. For the nine months ended April 30, 2006, direct sales, international distributor sales and OEM sales amounted to $1,053,925, $332,571 and $235,409, respectively, compared to the prior year nine month period of $1,278,417, $679,542 and $337,634, respectively. Overall, software license revenues for the three months ended April 30, 2006 have remained consistent and are principally derived from the sales to existing customers in both the current and prior year period. For the nine months ended April 30, 2006, software license revenues decreased due to a one-time direct sale in the prior year nine month period to an existing customer amounting to $540,000 for which the Company did not expect to generate any future software revenues and due to a decrease in international distributor sales arising from a decrease in license contracts to new customers in the European market.

Software maintenance fees and other increased by $98,131, or 7.3% to $1,434,713 compared to such fees for the quarter ended April 30, 2005 of $1,336,582. Software maintenance fees and other increased by $913,632 or 27% to $4,303,679 compared to such fees for the nine months ended April 30, 2005 of $3,390,047. The increase in software maintenance fees and other for the three month ended April 30, 2006 is primarily due to an increase in maintenance revenue of $101,774 from sales of the Blockade Systems Corp. products since the acquisition in January 2005 and reinstatement of cancelled customer’s maintenance and support contracts. The increase in software maintenance fees and other for the nine months is primarily due to the recognition of Blockade product maintenance revenue for the full nine month period amounting to $830,570.

Fees for professional services for the quarter ended April 30, 2006 amounted to $77,648 compared to fees for professional services of $24,202 for the quarter ended April 30, 2005, representing an increase of $53,446 or 220.8%. Fees for professional services for the nine months ended April 30, 2006 amounted to $446,572 compared to fees for professional services of $193,990 for the nine months ended April 30, 2005, representing an increase of $252,582 or 130.2%. The increase in professional service fee revenue for the three and nine month periods is primarily due to consulting services rendered to Blockade Systems Corp. customers amounting to $39,622 and $195,996, respectively.

Operating Expenses

Operating expenses decreased to $1,940,429 from $2,150,517 for quarter ended April 30, 2006 and April 30, 2005 respectively, a decrease of $210,088 or 9.8%. Operating expenses decreased to $5,934,489 from $6,153,493 for the nine months ended April 30, 2006 and 2005 respectively, a decrease of $219,004 or 3.6%. The decrease in operating expenses for the three and nine month periods is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended April 30, 2006 amounted to $471,451 representing a decrease of $66,514 or 12.4%, compared to cost of software licenses of $537,965 for the quarter ended April 30, 2005. Cost of software licenses for the nine months ended April 30, 2006 amounted to $1,406,995 representing an increase of $38,240 or 2.8%, compared to cost of software licenses of $1,368,755 for nine months ended April 30, 2005. The decrease in cost of software licenses for the three months ended April 30, 2006 is primarily due to the full amortization of certain capitalized and purchased software costs since the prior year quarter end amounting to $97,526 offset by an increase in the cost of hardware tokens sold in conjunction with certain Blockade products amounting to $35,369. The increase in cost of software licenses for the nine months ended April 30, 2006 is primarily due to the amortization of the acquired software and customer relationships acquired from Blockade in January 2005 of $239,596 and the cost of tokens noted above offset by the full amortization of certain capitalized and purchased software costs amounting to $243,963 compared to the prior year nine month period.

Cost of maintenance fees and other (which is principally consist of technical support payroll) amounted to $332,857 for the quarter ended April 30, 2006, representing an increase of $11,388 or 3.5%, compared to cost of maintenance fees and other of $321,469 for the quarter ended April 30, 2005. Cost of maintenance fees and other for the nine months ended April 30, 2006 amounted to $933,514 representing an increase of $226,888 or 32.1%, compared to cost of maintenance fees and other of $706,626 for nine months ended April 30, 2005. The increase in cost of maintenance fees and other for the nine months ended April 30, 2006 is due to an increase in the six month period in facility and employee related costs of $203,303 from technical services rendered to customers of the Blockade Systems Corp. acquisition in January 2006.

Commissions amounted to $176,265 for the quarter ended April 30, 2006 compared to commissions of $210,613 for the quarter ended April 30, 2005, representing a decrease of $34,348 or 16.3%. Commissions amounted to $710,558 for the nine months ended April 30, 2006 compared to commission of $861,671 for the nine months ended April 30, 2005, representing a decrease of $151,113 or 17.5%. Commission expense for the three and nine months ended April 30, 2006 decreased due to a reduction in international distributor sales. International distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold.

Selling and marketing expense for the quarter ended April 30, 2006 amounted to $383,238 representing a decrease of $97,304 or 20.2%, compared to selling and marketing expense of $480,542 for the quarter ended April 30, 2005. Selling and marketing expense for the nine months ended April 30, 2006 amounted to $1,085,223 representing a decrease of $481,748 or 30.7%, compared to selling and marketing expense of $1,566,971 for the quarter ended April 30, 2005. The decrease in selling and marketing for the three and nine months ended April 30, 2006 is primarily due to a decrease in employee and employee related costs of $70,636 and $352,388, respectively, due to a head count reduction in the selling and marketing departments and cessation of media and industry analyst agreements amounting to $25,203 and $114,135, respectively.

General and administrative expense for the quarter ended April 30, 2006 amounted to $542,844, representing a decrease of $42,624 or 7.3% compared to $585,468 in general and administrative expense for the quarter ended April 30, 2005. General and administrative expense for the nine months ended April 30, 2006 amounted to $1,617,881, representing an increase of $50,532 or 3.2% compared to $1,567,349 in general and administrative expense for the nine months ended April 30, 2005. The decrease in general and administrative expense for the three months ended April 30, 2006 is primarily due to a decrease in professional services of $46,823 due to legal fees incurred in connection with a potential acquisition in the prior year quarter and a reduction of $20,528 in employee and employee allocable related costs due to a head count reduction in administrative functions offset by an increase of $21,263 for certain management and employee performance training seminars. The increase in general and administrative expense for the nine months ended April 30, 2006 is due to the an increase in facility, employee and employee related costs of the Company’s Canadian operations due to the acquisition of Blockade Systems Corp. in January 2005 amounting to $57,749, an increase of $103,030 for Fiscal 2006 Board of Director approved employee profit sharing programs and an increase of $30,640 for certain management and employee performance training seminars offset by a reduction of $162,440 in employee and employee allocable related costs due to a head count reduction in administrative functions.

The Company reported a net income (loss) of $21,047 and ($373,001) for the three months ended April 30, 2006 and 2005, respectively and a net income (loss) of $416,914 and ($285,098) for the nine months ended April 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

At April 30, 2006, the Company had a cash and cash equivalent balance of $2,330,948.

Operating activities provided cash of $2,154,360 for the nine months ended April 30, 2006. This resulted primarily from net income of $416,914 which included non-cash charges for depreciation and amortization of $1,428,909 and an increase in deferred revenue of $509,674 caused by increase in maintenance billings and collections, offset by an increase in trade accounts receivable of $282,274 primarily from increased software license sales and consulting services compared to the fourth quarter fiscal 2005.

Investing activities used cash of $756,870 for the nine months ended April 30, 2006 primarily for costs associated with the development of the company's software products.

Financing activities used cash of $419,858 primarily for the purchase of 222,222 shares of Proginet common stock for $75,000, private placement common stock issuance costs of $96,216 and for principal payments on a Promissory Note (the “Note”) of $250,002. The $1,000,000 Note is payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bears interest at ½% above the Bank’ prime rate per annum (8.25% at April 30, 2006) and is collateralized by the accounts receivable and certain intellectual property of Proginet. The amounts due under the Note will become due and payable immediately upon the occurrence of customary events of default and also requires the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis. As of April 30, 2006, $583,330 was the outstanding balance which the company fully paid off on May 26, 2006.

The Company has available a line of credit of $550,000. The line of credit is collateralized by accounts receivable of the Company and expires January 31, 2007, at which time the Company intends to renew this line of credit. As of April 30, 2006, the Company has not borrowed against this line of credit.

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

Date: May 30, 2006

PROGINET CORPORATION

/s/ Kevin M. Kelly
____________________________________
Kevin M. Kelly, President and
Chief Executive Officer

/s/ Debra A. DiMaria
____________________________________
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer