Form 10KSB
period 2006-07-31
PROGINET CORP
filed 2006-09-21
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number 000-30151

Proginet Corporation
(Name of small business issuer in its charter)

Delaware	11-3264929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Garden City Plaza, Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (516) 535-3600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No _X__

The issuer’s revenues for its most recent fiscal year were $8,498,067.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of September 15, 2006 was approximately $15,855,826. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the issuer.

There were 14,414,387 shares of Common Stock outstanding at September 15, 2006.

Documents Incorporated by Reference: The information required by Part III of this Form 10-KSB is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:

Yes ___ No _X__

i

Part I

Item 1.	Description of Business

Proginet Corporation ("Proginet" or the "the Company") is a security software company focused on critical aspects of data security and identity security, addressing the security and protection of data while it is both in motion and at rest. The benefits of Proginet's solutions enable companies to securely automate, schedule, and audit the transfer of data between all types of computers, both internal and external to the company, and to secure, control, and manage enterprise user communities and their access to corporate resources and information assets - all while facilitating the corporate requirement to satisfy regulatory mandates. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in North America through its direct sales force and internationally through a global network of distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States and Europe.

Proginet's global customer base currently spans more than 23 countries and includes many Fortune 500 companies. The company is headquartered in Garden City, N.Y., with offices in Toronto, Canada, and is publicly traded under the symbol (OTCBB:PRGF). For more information, visit www.proginet.com

General Development of the Business

Proginet was incorporated in New York in 1986 as the Teleprocessing Connection, Inc. and changed its name in 1990 to Proginet Corporation. In 1994, Proginet incorporated in Delaware, then became a public company by listing on the Vancouver Stock Exchange (which subsequently merged with the Canadian TSX exchange) in 1995.  In 2002 the Company delisted from the Canadian TSX exchange and listed on the U.S. OTC Bulletin Board under the symbol PRGF. While the Company's major product offerings are the result of internal development of software, Proginet has supplemented its offerings by completing five acquisitions between 1994 and 2005, including product acquisitions from Novell, Microsoft, KnowledgNet, SureFire and Blockade.

Products

This section provides a brief overview of the principal products marketed by Proginet. Proginet has designed its products with an emphasis on security, reliability, ease of deployment and use, and strong ROI. Proginet’s goal is to provide its customers with the ability to secure and control information assets, and achieve corporate objectives, while satisfying regulatory compliance mandates and driving corporate efficiency.

Product Category: Data Security & Movement

Proginet’s advanced managed file transfer (MFT) technology allows users to send information over extended corporate networks and over the Internet, confident that no one other than the intended recipient can read or receive the information. Proginet’s advanced MFT software is in use at some of the largest corporations in the world. The Company's flagship solution is CyberFusion Integration Suite (CFI)™, which was introduced to the market in July 2005 to satisfy the B2B data transfer requirements of global enterprises, in addition to satisfying the enterprise data transfer needs already addressed by Proginet's other MFT solutions.

Proginet believes that CFI positions the company for continued, rapid growth. Accelerating market globalization, major advances in technology, and increased levels of security risk, have dramatically increased the importance of MFT. In fact, managed file transfer has become a linchpin to data integration and application integration for major enterprises.

The enterprise need for more advanced MFT capabilities is compelling and driven by many factors. The most significant drivers include:

•	Integration Requirements
•	Security
•	Regulatory Compliance Mandates
•	Control & Management
•	Open Standards
•	Efficiency

CFI has been developed specifically to address these key issues. The following section provides a high-level overview of CFI and its components:

CyberFusion Integration Suite (CFI)™: CFI is a totally integrated advanced managed file transfer solution that provides a single point of control for all file-transfer activity inside and outside an extended enterprise. A multi-platform solution that serves the mainframe world and all major distributed platforms, CFI enables organizations to conduct all enterprise file transfer securely and efficiently with suppliers, business partners, and customers, and to integrate with a broad range of B2B applications in support of end-to-end processing.

From a conceptual level, CFI is comprised of three major integrated components, as detailed below:

CFI Command Center: The Command Center provides a single point of control to manage all enterprise file transfers - inside and outside the enterprise, and across all platforms. The Command Center's Web-based interface provides a single view of all file transfer activity, including server management, user profiles, alerts, status reporting, and audit logging. -Easily monitoring the incoming and outbound file transfers of a company and the company's business partners.

CFI Platform Server: Platform Server's core strength is handling multi-platform transfers. The Platform Server provides total security and control for every file entering or leaving the enterprise, regardless of platform. Furthermore, Platform Server's peer-to-peer architecture, enterprise-level automation, and high-volume file-transfer capabilities enable seamless integration with other enterprise applications to deliver true end-to-end processing.

CFI Internet Server: Internet Server enables organizations to exchange information securely over the Internet - with complete control. Internet Server is ideal for integrating with trading partners and for building secure trading partner networks; the only requirement for trading partners is a standard Web browser (no client software is required).

Product Category: Identity & Access Management

Enterprises face many challenges when it comes to managing passwords and the user identity lifecycle. The challenges begin right from the start, when a new user requires access to an application, and continue through to the end of that lifecycle, when the user leaves the organization and needs to be deprovisioned (removed) to prevent further access.

Proginet’s identity and access management solutions secure and protect corporate resources and provide centralized management and control of enterprise users.

Proginet has been providing password management solutions to major enterprises for more than a decade. In early 2005, Proginet further solidified its position in this marketplace by acquiring the assets of Blockade Corporation, a Canadian security software vendor. The core technologies acquired from Blockade have since been incorporated into Proginet's portfolio of security software products and rebranded under the names SecurForce™ and SecurAccess™. Expanding its portfolio of security software products has enabled Proginet to offer the following enterprise solutions:

•	Password Management
•	Identity Management
•	Access Management
•	User Provisioning
•	Two-factor Authentication

The following section provides an overview of Proginet products that fall under the category of identity and access management:

SecurPass®: SecurPass is a security software solution for enterprise password management. SecurPass protects data within the enterprise - locking out unauthorized users - and integrates the enterprise's disparate platforms so that users can access all of their business applications using a single password. SecurPass comprises two modules that can be deployed either together or separately in an organization to achieve password synchronization and/or reset functionality.

SecurPass:Reset: Proginet's security module for self-service, password reset, SecurPass:Reset enables users to reset their own passwords in real time, eliminating expensive calls to the organization's help desk. A Web-based, self-service utility, SecurPass:Reset prompts users through the reset process - quickly, effortlessly, and efficiently.

SecurPass:Sync: SecurPass:Sync is a security module for synchronizing user passwords across multiple platforms; users only have to remember a single password to access all of their critical business applications. This minimizes the potential for password exposure and mitigates security risk for the organization.

SecurForce™: SecurForce, from Proginet, is a comprehensive software suite that provides provisioning and user life-cycle management for the large or extended enterprise. SecurForce delegates and automates many of the identity management processes commonly implemented by large enterprises - and does so across the entire user life cycle.

The SecurForce Suite is comprised of the SelfServ, SyncServ, and IdentiServ modules. The modules work independently for specific usage or can be combined to form a comprehensive, enterprise-wide identity management system.

IdentiServ: This role-based provisioning and delegation module allows a system administrator to delegate the process of authenticating, provisioning and deprovisioning users to persons within the company who have been authorised to act as user-identity authorities for the various internal systems.

SelfServ: The self-service password reset and registration module automates the password reassignment process, enabling users to easily reset their own passwords without placing expensive and time consuming calls to the help desk. This slashes help-desk costs related to password management and tremendously improves operational efficiencies and overall productivity. Users can also register accounts, associate accounts, and maintain their own identity details.

SyncServ: The identity and password synchronization module reduces the number of passwords a user needs to one - regardless of the number of platforms or applications the user is authorized to access. User-password changes propagate across all systems automatically and systems are securely synchronized in real-time.

SecurAccess™: SecurAccess is a single sign-on solution for the enterprise that enables users to access corporate resources and applications using a single, secure password. A centralized enterprise access control and management solution, SecurAccess takes advantage of the power of the IBM z/OS Enterprise Server system to effectively solve the organization’s security and access challenges. With SecurAccess, users have access to enterprise applications on any server authorized to their profile; they can access these applications seamlessly and in complete compliance with your enterprise security policies.

SecurAccess™ with VASCO® Tokens: Two-factor authentication is gaining popularity within organizations and has been adopted by a number of major consumer-facing financial institutions. Seen as a viable, and indeed desirable, method of improving password strength and overall security, two-factor authentication combines something you have (a physical device) - with something you know (a password). Proginet's SecurAccess combines with VASCO Digipass® tokens to deliver true, two-factor authentication, enabling secure user access to corporate resources and applications.

Product Category: Legacy Solutions

Proginet maintains a portfolio of legacy products that are used at leading corporations worldwide. These products include file transfer and middleware solutions that have significant positive impact on Proginet's revenue stream, but are no longer actively promoted in the marketplace. Existing customers of these products receive technical support from Proginet.

Strategy

Proginet's market success is driven by our client organizations' need for comprehensive security, complete control and management, high system availability, strong partnership with vendors and business partners, the need to promote more services to more customers, and Proginet's ability to satisfy these needs. These needs are instrumental in shaping Proginet's product and market strategies.

Product Strategy: Proginet’s product strategy continues to be to develop and market enterprise security software solutions that are standards-based, forward-looking and interoperable, and capable of meeting or exceeding the market's evolving requirements in terms of data security and regulatory compliance. The Company's core technologies are integral to an enterprise's overall business process and promote secure, controlled data security and movement and identity and access management. Proginet implements its strategy by investing in a highly qualified research and development team that produces and brings to market unique and creative products geared to the security software requirements of large, medium and small enterprises.

Proginet provides secure enterprise software to many diversified industries worldwide with technology that includes advanced security and management features to ensure secure access and control over enterprise systems and data. Proginet’s technology provides comprehensive features and capabilities to ensure compliance with laws, regulations, and mandates, as well as standards appropriate for these industries - generating cost effective, efficient, scalable, reliable and secure infrastructures to move, manage, protect and secure the typical enterprise's most important asset - its data.

The driving force behind Proginet’s strategy is the absolute dedication and commitment to fully utilize Proginet’s expertise, background, and core competencies in the critical area of security related to data movement and control. These competencies have resulted in Proginet’s product development architecture, which is focused on critical aspects of data security. This development architecture is a comprehensive data movement and security model introduced to address the instantaneous and always-on connectivity facilitated by the World Wide Web. In 2006, the Company continued the implementation of this architecture with the introduction of CyberFusion Integration Suite (CFI)™, the company's flagship product and a major component of the Company's product development strategy.

CFI is an end-to-end, advanced managed file transfer (MFT) solution that tightly integrates all enterprise file-transfer activity, both inside and outside the enterprise - enabling the organization to achieve total control, security, and efficiency with all file-based business activity. CFI's value proposition is underpinned by the fundamental concepts of: single point of control, total security, total auditability, guaranteed delivery, end-to-end process automation, and transfers inside and outside the extended enterprise.

An enterprise can be corporations, small businesses, non-profit organizations, government bodies, and other kinds of institutions. Larger organizations are often referred to as extended enterprises - whereby the organization has a global presence with locations in multiple cities, regions, or continents. Extended enterprises need to operate on an integrated infrastructure, and need to integrate efficiently with both internal and external organizations (outside of the enterprise). These can include key suppliers, manufacturers, business partners, and end-customers. The Command Center component of CFI is the digital dashboard that provides a single point of control for all files transferred - whether it be internally, across the extended enterprise, or externally with customers, businesses and trading partners.

Proginet's CFI technology follows a logically designed “road map” and provides a master control system to secure and protect access to, and movement of, enterprise data - anywhere, anytime and anyhow - with industry standards for compliance and control.

For clients looking to adopt our technology enterprise-wide, Proginet provides a logical and orderly migration path - an evolutionary approach - to building and managing a total infrastructure for data movement. We also define the deployment strategies and phases of deployment required to achieve a secure data-integration environment.

Identity management systems represent a growing market, albeit one that is more and more dominated by very large vendors. It appears that the roadmap of companies such as IBM, Sun, HP, and Microsoft is to embed identity management and provisioning functionality as an integral part of their operating systems. As this becomes a reality, there will be a substantially smaller potential for standalone solutions. Large vendor offerings take a tremendous amount of effort to install and maintain. Multi-year, multi-million dollar implementations (reminiscent of SAP) seem to be the norm.

Proginet continues to have success in this marketplace with clients that want to achieve security, efficiency, and cost savings without the significant overhead associated with these major-vendor solutions. Our standalone solutions offer measurable ROI and are expected to offer substantial market opportunity for the next few years, and probably longer; Proginet intends to continue the pursuit of this market.

Proginet's principal identity-management offering is SecurForce. SecurForce is a well engineered and well architected package which can be sold successfully domestically, but may have even greater potential in the European and South American marketplace. In addition, there is still a large opportunity for SecurForce among companies with large mainframe or iSeries focus.

Market Strategy: Proginet's market strategy is dependent on the Company's successful development and deployment of the product development architecture. With success in research and development, the strategy is then driven by three major components of the strategic plan: are sales, alliances, and acquisitions. A significant aspect of the market strategy recognizes the importance of understanding that the needs of the marketplace are fluid and dynamic. The emphasis, the order of priority, and the commitment of resources, must be adjusted to maximize performance and capitalize on the most significant opportunities.

The sales component emphasizes the need to develop more aggressive and creative sales and marketing programs.  Every aspect of Proginet's sales process has been examined and will continue to be improved from the perspective of lead generation, lead qualification, product evaluation, and the closing of business. The sales strategy is specifically focused on increasing the average size of deals and reducing the average length of the sales process.

With the sales strategy well advanced, the Company has shifted gears to be more aggressive and proactive with acquisitions and strategic alliances.

The acquisition strategy is focused on the acquisition of products and/or companies that satisfy Proginet's core acquisition objectives. These include either the acquisition of a customer and revenue base in Proginet's existing technology market, and/or the acquisition of complementary technologies that expand Proginet's offerings to our target markets.

Proginet typically evaluates several acquisition possibilities on an annual basis. Most often, the candidates come from agents representing sellers and Proginet's efforts are primarily reactive with choices being limited. Proginet's mergers and acquisitions (M&A) activities are expanded to proactively identify strong candidates through the use of brokers or agents (representing Proginet as the buyer) to help Proginet achieve its product and market strategy on an accelerated basis.  The use of such brokers will help ensure that the goals of the Company's M&A initiatives are achievable.

On the alliance side, Proginet has allocated resources and made a commitment to establishing domestic alliances with major system integrators. The Company expects to leverage existing relationships it has with a few dozen integrators, in addition to other integrators with which we would seek to develop relationships.

It is expected that Proginet's alliance initiatives will require substantial effort, as well as long-term commitment, in order to achieve strategic goals. The task of a small enterprise, such as Proginet, establishing alliances with major system integrators is challenging and difficult. Consequently, the plan calls for the creation of a dedicated group, with substantial support from management to break through the barriers and achieve strategic goals.

Sales and Marketing

Proginet’s sales strategy is comprised of three sales models: direct sales in North America; indirect international sales through distribution partners in over 23 countries around the world; and strategic alliances with partners who integrate Proginet’s technology with their technology and sell the combined product(s). This last model is commonly referred to as OEM.

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees. The direct sales model covers the entire sales cycle from lead generation through a proof-of-concept (POC) evaluation process, to the signing of a software license agreement. Proginet estimates that the “typical” sales cycle averages about 90 days for smaller sales, and up to 150 days for larger sales, and that the company closes the sale in approximately thirty five (35) percent of POC’s started.

The indirect international sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales. Therefore, distributor partnerships are established in local markets (countries) and Proginet commits significant resources to train and support distributors to sell Proginet software in their countries. The distributors’ role is to act as agents, make the marketplace aware of Proginet’s technology and explain how the technology can be used in their business environments. Proginet supports the distributors with assistance and support, customer installations, and training whenever necessary. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned, and commitment to closing sales.

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

All of Proginet’s sales are dependent on visibility in the marketplace and the market's acceptance of Proginet’s products. As such, the relationships with technology partners such as IBM, Microsoft, HP and others, as well as with industry analysts, most notably Gartner, gives Proginet greater visibility, which will continue to benefit both the direct and indirect sales model. Such visibility is often provided via coverage on these companies' Web sites, and in reports published by them. In both models, while there is no contractual obligation for Web site or other coverage, such visibility provides leads and references to prospective customers who could benefit from Proginet’s products and their integration into our partner’s technology. The Company, however, does not maintain statistics on the amount of revenues attributable to such leads.

Proginet’s marketing strategy is centered on communicating the Company’s product solutions and overall value proposition to the marketplace. It is focused on two primary categories: targeted vertical marketing, and marketing communications.

Targeted vertical marketing identifies specific vertical markets where Proginet’s products are most beneficial to create the greatest number of opportunities and then develops positioning, programs and materials to reach these customers and support sales activities.

Marketing communications is a comprehensive program to deliver Proginet’s message to identified audiences. These methods include developing industry analyst relationships, press coverage, trade show attendance, industry conference participation, targeted e-mail and direct mail campaigns, and communication through our corporate Web site.

Proginet's Web site plays a critical role in our sales lead generation program. In early 2006, the company engaged in a focused search engine optimization (SEO) initiative, enhancing the structure, content, and positioning of our corporate Web site in line with recognized SEO best practices. These SEO efforts have significantly improved both the volume and quality of leads received, and will continue to be a key strategic focus in our marketing efforts. In conclusion, Proginet is committed to further investment in the performance of our Web site, and in its promotion through search engines.

Customers

Proginet has established a worldwide customer base of companies or organizations in more than 23 countries. These customers are engaged in financial services, insurance, healthcare, telecommunications, government, and many other vertical industries. No one customer represented 10% or more of Proginet’s revenues during the past two fiscal years.

Suppliers

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

Competition

The enterprise software space in which Proginet operates is highly competitive. Many of our competitors, including IBM, Computer Associates, Sterling Commerce (an AT&T company), Tumbleweed, and Axway, as well as large computer manufacturers such as Sun and HP, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure shareholders or other parties that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We believe that the key criteria considered by potential purchasers of our products are substantially as they have been reported in previous years, including: the operational advantages and cost savings provided by our products; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser’s existing systems; ease of product installation and use; quality of support and product documentation; and the deep expertise and experience of our company. Additionally, Proginet solutions have critical and needed functionality for all companies required to address the extensive regulatory requirements that have been imposed over the past several years, including HIPAA, Sarbanes Oxley, and GLBA, as well as more recent serious security and privacy concerns.

Proprietary Rights

Proginet does not possess any patents. Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights. Proginet has registered, filed to register, or trademarked the names CyberFusion, CyberFusion Integration Suite (CFI), SecurForce, SecurPass, SecurAccess, IND$File, TCS, and TransAccess in the United States. These trademarks are considered significant in the protection of the Company's technology. The Company believes that its source code and its product designs are best protected by the Company’s Employee Confidential Information and Non-Competition Agreements entered into with each of its employees.

Government Regulation

Proginet has received authorization from the United States Commerce Department to export strong encryption that will ensure the security of critical business information transferred worldwide via the Internet. Other than this authorization, the Company is not subject to direct regulation by any government agency, other than regulations applicable to businesses in general.

Employees

As of July 31, 2006, Proginet had forty six full-time salaried employees and one consultant on retainer. The Company believes its relations with its employees are satisfactory.

Research and Development Activities

Proginet's investments in new technology development has and will continue to be a most significant factor in the Company's success. Proginet's expenditures for development are accounted for as R&D expenses and capitalized software development expenditures. A more thorough explanation of capitalized software and its financial treatment can be found in the Company's year end financial statements and the associated footnotes.

In 2006, the company incurred R&D expense of $101,495 and incurred capitalized software development expenditures of $876,077. In 2005 the Company incurred $51,507 in R&D expenses and $1,010,926 in capitalized software expenditures.

Item 2.	Description of Property

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where most employees are located. This lease expires May 2013 with current monthly rent payments of approximately $21,000. Proginet also maintains a satellite office at 21 St. Clair Avenue East, Suite 301, Toronto, Ontario. This lease expires in May 2007 with current monthly payments of approximately $4,000.

Item 3.	Legal Proceedings

The Company may be involved in various claims and legal actions in the ordinary course of business. Proginet is currently not a defendant in any such legal action. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition and results of operations.

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

In September 2000, Proginet common stock began trading on the OTC Bulletin Board (“OTC-BB”) under the symbol PRGF. The following table shows the high and low bid information, in U.S. dollars, of Proginet’s common stock on the OTC-BB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
July 31, 2006	$1.25	$0.70
April 30, 2006	$0.95	$0.62
January 31, 2006	$0.90	$0.33
October 31, 2005	$0.50	$0.31
July 31, 2005	$0.81	$0.45
April 30, 2005	$1.75	$0.69
January 31, 2005	$1.65	$0.69
October 31, 2004	$0.85	$0.60

Holders

Proginet’s stock is held by approximately one hundred sixty-five holders of record.

Dividends

Proginet has not paid dividends and does not anticipate paying dividends in the foreseeable future. The Board of Directors intends to retain earnings, if any, to finance growth. Accordingly, any payment of dividends by Proginet in the future will depend upon the need for working capital and the financial condition of the Company at the time.

Securities authorized for issuance under equity compensation plan

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a))

Equity compensation plans approved by security holders	2,690,000	$ .76	21,812

Equity compensation plans not approved by security holders (1)	100,000	$ .22	-

Total	2,790,000	$ .74	21,812

(1) Represents warrants issued to a consultant in fiscal 2000 for strategic corporate consulting services. The warrants expire December 2006.

Item 6.	Management's Discussion and Analysis or Plan of Operation

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

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently relate to revenues in a particular period, as the data upon which the assumptions and estimates were made by management may change. For example, information technology spending trends may cause customers to delay and reduce purchasing decisions. Accordingly, it may be harder to close contracts with customers, the size of the transactions may decrease, and many of our license contracts are pushed to the very end of the quarter, making it difficult for us to forecast revenues for the quarter, and adjust spending to respond to variations in revenue growth during the quarter, all of which may adversely affect our business, financial condition and results of operations.

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

Our revenues are derived from direct sales executives, distributors and OEM partners. Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 15% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

Fiscal Periods Ended July 31, 2006 and July 31, 2005

Total revenues for the year ended July 31, 2006 amounted to $8,498,067, representing an increase of $599,249, or 7.6% compared to revenues of $7,898,818 for the year ended July 31, 2005.

Software license revenues for the year ended July 31, 2006 amounted to $2,365,552 representing a decrease of $419,065, or 15.0%, compared to software license revenues of $2,784,617 for the year ended July 31, 2005. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $1,665,537, $442,359 and $257,656 for the year ended July 31, 2006 compared to $1,552,047, $894,936 and 337,634 for the year ended July 31, 2005. The decrease in software license revenues is primarily due to a decrease in international distributor sales arising from a decrease in license contracts to new customers and add-on sales to existing customers in the European market principally related to our identity & access management products.

Software maintenance fees and other increased by $851,183, or 17.7% to $5,666,943 compared to such fees in fiscal 2005 of $4,815,760. The increase in software maintenance fees and other is primarily due to the recognition of the Blockade product maintenance (acquired January 2005) for the twelve month period in fiscal 2006 which increased by $900,736.

Fees for professional services for the year ended July 31, 2006 amounted to $465,572 compared to fees for professional services of $298,441 for the year ended July 31, 2005, representing an increase of $167,131 or 56%. The increase in professional service fees revenue is primarily due to consulting services rendered to Blockade Systems Corp. customers amounting to $143,418.

Operating Expenses

Operating expenses decreased to $7,899,160 from $8,367,702 for year ended July 31, 2006 and July 31, 2005 respectively, a decrease of $468,542 or 5.6%. The decrease in operating expenses is primarily a combined result of the following fluctuations:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the year ended July 31, 2006 amounted to $1,817,609, representing a decrease of $283,793 or 13.5%, compared to cost of software licenses of $2,101,402 for the year ended July 31, 2005. The decrease in cost of software licenses is primarily due to full amortization of certain capitalized and purchased software costs net of additional capitalized projects amounting to $364,824 and an impairment charge incurred in fiscal 2005 amounting to $150,098 offset by an increase in the amortization of the acquired software and customer relationship from Blockade Systems Corp acquisition of $239,596.

Cost of maintenance fees and other (which is principally consist of technical support payroll) for the year ended July 31, 2006 amounted to $1,231,034, representing an increase of $231,770 or 23.2%, compared to cost of maintenance fees and other of $999,264 for year ended July 31, 2005. The increase in cost of maintenance fees and other is due to an increase in facility and employee related costs of $165,338 for technical services related to the Blockade Systems Corp. acquisition and an increase of $64,407 in payroll and payroll related costs from an increase in technical support employee headcount required to service the Company’s expanding customer base.

Commissions amounted to $959,895 for the year ended July 31, 2006 compared to commissions of $1,064,160 for the year ended July 31, 2005, representing a decrease of $104,265 or 9.8%. Commission expense decreased due to a reduction in international sales by distributors whose commissions rates range from 40% to 50% of the license arrangements offset by increase in direct sales commission expense as no commission expense was incurred in the prior year sale to an existing customer of $540,000.

Research and development amounted to $101,495 for the year ended July 31, 2006 compared to $51,507, representing an increase of $49,998 or 97.1% for the year ended July 31, 2006. The increase in research and development expenses is attributable to increased resources allocated to the product development and testing activities of the Company’s new products.

Selling and marketing expense for the year ended July 31, 2006 amounted to $1,496,012 representing a decrease of $507,634 or 25.3%, compared to selling and marketing expense of $2,003,646 for the year ended July 31, 2005. The decrease in selling and marketing is primarily due to a decrease in employee and employee related costs of $376,704 due to head count reduction in selling and marketing departments and cessation of media and industry analyst agreements amounting to $140,106.

General and administrative expense for the year ended July 31, 2006 amounted to $2,162,869, representing an increase of $116,827 or 5.7% compared to $2,046,042 in general and administrative expense for the year ended July 31, 2005. The increase in general and administrative expense is primarily due to an increase in facility, employee and employee related costs of the Company’s Canadian operations due to the acquisition of Blockade Systems Corp. in January 2005 amounting to $50,688, an increase for Fiscal 2006 Board of Director approved employee profit sharing programs of $84,417 and an increase of $33,211 for certain management and employee performance training seminars offset by a reduction of $62,138 in employee and employee allocable related costs due to a head count reduction in administrative functions.

The Company reported a net income of $584,564 for 2006 compared to a net loss of $488,617 for 2005.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2006, the Company had a cash balance of $2,501,520.

Operating activities provided cash of $3,034,651 for the fiscal year ended July 31, 2006. This resulted primarily from a net income of $584,564 which included non-cash charges for depreciation and amortization of $1,862,665 and an increase in deferred revenue of $411,183 caused by increase in maintenance billings and collections.

Investing activities used cash of $965,409 for the fiscal year ended July 31, 2006, primarily for costs associated with the development of the Company’s software products.

Financing activities used cash of $921,038 primarily for the purchase of 222,222 shares of Proginet common stock amounting to $75,000 and for principal payments on a note of $833,332. In connection with the acquisition of Blockade Systems Corp. (see Note 2), the Company entered into a promissory note (the "Note") on January 10, 2005 for $1,000,000 with a bank. The Note was payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bore interest at ½% above the Bank’ prime rate per annum and was collateralized by the accounts receivable and certain intellectual property of Proginet. The amounts due under the Note would have become due and payable immediately upon the occurrence of customary events of default and also required the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis. The Company fully paid the Note on May 26, 2006.

The Company has available a line of credit of $550,000. The interest rate is variable based on the bank’s prime rate plus ½%. The line of credit is collateralized by accounts receivable of the Company and expires January 31, 2007, at which time the Company intends to renew this line of credit. As of July 31, 2006, the Company has not borrowed against this line of credit.

The Company believes that its present cash, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

The following table lists the Company’s cash contractual obligations as of July 31, 2006:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$1,999,000	$298,000	$553,000	$645,000	$503,000

(1) The Company leases office in Garden City, New York and Toronto, Ontario and leases certain computer equipment for technical support efforts and administrative purposes.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB No. 123R "Share Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. FASB No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of FASB No. 123R will have a material effect on its financial statements as the Company will no longer utilize share based payment awards and the fair value of the unvested outstanding awards is immaterial to the financial statements. Company does not intend to issue any more options.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements and does not anticipate a material effect.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Proginet Corporation

We have audited the accompanying balance sheets of Proginet Corporation as of July 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Melville, New York
September 7, 2006

PROGINET CORPORATION
Balance Sheets
July 31, 2006

	2006	2005
Assets

Current assets
Cash	$2,501,520	$1,353,316
Trade accounts receivable, net	599,498	612,473
Prepaid expenses	41,052	48,162
Total current assets	3,142,070	2,013,951

Property and equipment, net	197,276	253,933
Capitalized software development costs, net	3,197,811	3,474,172
Purchased software, net	1,034,278	1,417,022
Customer relationships, net	825,810	1,065,630
Goodwill	123,661	65,334
Other assets	32,445	32,369
	$8,553,351	$8,322,411

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of note payable	$-	$333,333
Accounts payable and accrued expenses	702,830	513,013
Deferred revenues	2,570,977	2,148,108
Total current liabilities	3,273,807	2,994,454

Note payable, net of current portion	-	499,999
Deferred revenues	3,279	14,965
Deferred rent	161,784	88,370
	3,438,870	3,597,788

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,739,613 and 15,731,613 shares issued in 2006 and 2005, respectively	15,740	15,732
Additional paid-in capital	12,786,929	12,906,643
Treasury stock 1,325,226 and 1,103,004 shares, at cost, in 2006 and 2005, respectively	(606,023)	(531,023)
Accumulated deficit	(7,082,165)	(7,666,729)
Total stockholders’ equity	5,114,481	4,724,623

	$8,553,351	$8,322,411

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations

	Year ended July 31,
	2006	2005
Revenues
Software licenses	$2,365,552	$2,784,617
Software maintenance fees and other	5,666,943	4,815,760
Professional services	465,572	298,441
	8,498,067	7,898,818

Operating Expenses
Costs of software licenses	1,817,609	2,101,402
Costs of maintenance fees and other	1,231,034	999,264
Costs of professional services	130,246	101,681
Commissions	959,895	1,064,160
Research and development	101,495	51,507
Selling and marketing	1,496,012	2,003,646
General and administrative	2,162,869	2,046,042
	7,899,160	8,367,702

Income (loss) from operations	598,907	(468,884)

Other income (expense)
Interest income	32,679	9,293
Interest expense	(47,022)	(29,026)
	(14,343)	(19,733)

Income (loss) before income taxes	584,564	(488,617)

Income tax expense	-	-

Net income (loss)	$584,564	$(488,617)

Basic and diluted income (loss) per common share	$.04	$(.03)

Weighted average common shares outstanding - basic	14,470,436	14,073,392

Weighted average common shares outstanding - diluted	14,987,941	14,073,392

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Stockholders’ Equity
Years ended July 31, 2006 and 2005

	Common stock		Additional paid- in	Treasury	Accumulated
	Shares	Amount	capital	stock	deficit	Total

Balance - August 1, 2004	14,271,058	$14,271	$11,861,718	$(531,023)	$(7,178,112)	$4,166,854

Exercise of common stock options and warrants	405,000	405	177,195			177,600
Costs associated with private placement common stock issuance	1,055,555	1,056	867,730			868,786
Net loss					(488,617)	(488,617)

Balance - July 31, 2005	15,731,613	15,732	12,906,643	(531,023)	(7,666,729)	4,724,623

Exercise of common stock options	8,000	8	1,352			1,360

Private placement common stock issuance, net			(121,066)			(121,066)

Repurchase of shares				(75,000)		(75,000)

Net income					584,564	584,564

Balance - July 31, 2006	15,739,613	$15,740	$12,786,929	$(606,023)	$(7,082,165)	$5,114,481

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows

	Year ended July 31,
	2006	2005

Cash flows from operating activities
Net income (loss)	$584,564	$(488,617)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	1,862,665	1,996,620
Impairment of capitalized software costs	-	150,098
Deferred revenue	411,183	275,073
Deferred rent	73,414	17,686
Changes in operating assets and liabilities
Trade accounts receivable	12,975	(210,192)
Prepaid expenses and other assets	7,033	(11,173)
Accounts payable and accrued expenses	82,817	156,651

Net cash provided by operating activities	3,034,651	1,886,146

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp	(58,327)	(2,319,045)
Capitalized software development costs	(876,077)	(1,010,926)
Purchase of property and equipment	(31,005)	(206,315)

Net cash used in investing activities	(965,409)	(3,536,286)

Cash flows from financing activities
Private placement common stock issuance, net	(14,066)	868,786
Purchase of treasury stock	(75,000)
Proceeds from exercise of common stock options and warrants	1,360	177,600
Proceeds from note payable		1,000,000
Principal payments on note payable	(833,332)	(166,668)
Principal payments under capital lease obligation		(6,705)

Net cash (used in) provided by financing activities	(921,038)	1,873,013

Net increase in cash and cash equivalents	1,148,204	222,873

Cash at beginning of the year	1,353,316	1,130,443

Cash at end of the year	$2,501,520	$1,353,316

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$47,022	$29,026
Non-cash financing activity:
Accrued private placement costs	$107,000	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005

(1)	Nature of Business and Summary of Significant Accounting Policies

Nature of Business
Proginet Corporation ("Proginet" or the "the Company") is a security software company focused on critical aspects of data security and identity security, addressing the security and protection of data while it is both in motion and at rest. The benefits of Proginet's solutions enable companies to securely automate, schedule, and audit the transfer of data between all types of computers, both internal and external to the company, and to secure, control, and manage enterprise user communities and their access to corporate resources and information assets - all while facilitating the corporate requirement to satisfy regulatory mandates. The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in North America through its direct sales force and internationally through a global network of distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States and Europe. The Company operates and is managed as one reportable segment.

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

JULY 31, 2006 AND 2005

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

Commission Expense
Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 15% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for.

Accounts Receivable
The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts. As of July 31, 2006 and 2005, there was an allowance for doubtful accounts of $16,000. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions.

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

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005

Fair Value of Financial Instruments
The fair values of the Company’s financial instruments, consisting of cash, trade accounts receivable, accounts payable and accrued expenses, and deferred revenues approximate their carrying values in the financial statements because of the short-term maturity of these instruments.

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

Amortization commences once a product becomes available for sale to customers. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was  $1,152,128 and $1,270,361 in fiscal 2006 and 2005, respectively. Capitalized software development costs were net of accumulated amortization of $7,487,013 and $6,334,885 at July 31, 2006 and 2005, respectively. Estimated amortization expense for the succeeding five years is $1,118,806 in fiscal 2007, $863,499 in fiscal 2008, $635,854 in fiscal 2009, $353,158 in fiscal 2010, and $207,363 in fiscal 2011. Capitalized software development costs are retired from the balance sheet when fully amortized. In the fourth quarter of fiscal 2005, the Company reported an impairment charge of $150,098 to write off certain capitalized software costs due to a decline in the market need resulting in no future anticipated revenue for that product. This charge is included in cost of software licenses in the accompanying statement of operations.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005
Income (loss) Per Share
Income (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.
The following table sets forth the computation of basic and diluted income (loss) per share:

	Year ended July 31,
	2006	2005
Numerator
Net income (loss)	$584,564	$(488,617)

Denominator
Weighted average number of common shares (basic)	14,470,436	14,073,392

Effect of dilutive securities:
Stock options	455,768	-
Warrants	61,737
	517,505
Weighted average number of common shares (diluted)	14,987,941	14,073,392

Basic and diluted income (loss) per share	$.04	$(0.03)

Potential common shares of 1,289,875 and 2,039,750 at July 31, 2006 and 2005, respectively, issueable upon exercise of stock options and warrants are excluded in computing basic and diluted net income (loss) per share for fiscal 2006 and 2005, as their effects would be anti-dilutive.

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

	2006	2005

Net income (loss) as reported	$584,564	$(488,617)
Deduct: Stock-based employee compensation expense determined under fair value based method for all options	(434,590)	(507,387)

Net income (loss) as adjusted	$149,974	$(996,004)
Net income (loss) per share:
Basic and diluted-as reported	$.04	$(.03)
Basic and diluted-as adjusted	$.01	$(.07)

The per share weighted average fair value of stock options granted during fiscal 2006 and 2005 was $.62 and $1.13, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% for fiscal 2006 and 2005; risk free interest rate of 3.99% and 3.78% in fiscal 2006 and 2005, respectively, expected stock volatility of 116% and 112% (based primarily on the Company’s historical stock prices) in 2006 and 2005, respectively, and an expected option life of approximately five years for both years. These assumptions are used for these calculations only and they do not necessarily represent an indication of management’s expectations of future developments.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005
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

Statement of Cash Flows and Liquidity
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at July 31, 2006 and at July 31, 2005. There were no income taxes paid during the years ended July 31, 2006 and 2005.

Recent Accounting Pronouncements
In December 2004, the FASB issued FASB No. 123R "Share Based Payment". This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. FASB No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under FASB No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of FASB No. 123R will have a material effect on its financial statements as the Company will no longer utilize share based payment awards and the fair value of the unvested outstanding awards is immaterial to the financial statements. Company does not intend to issue any more options.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of the adoption of FIN 48 on the financial statements and does not anticipate a material effect.

Reclassifications
Certain prior year’s balances have been reclassified to conform to the current year’s presentation.

(2)	Acquisition

On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,377,372. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property. The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement. The operations of Blockade are included in the Company's results from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. The Company allocated $123,661 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes. For the year ended July 31, 2006 the Company paid $58,327 in contingent payments to Blockade which were recorded as additional goodwill.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005

The calculation of the total purchase price is as follows:

Cash	$2,244,747
Acquisition expenses	$132,625
Total purchase price	$2,377,372

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed:

Computer equipment	$29,350
Intangible assets (a)	2,700,852
Goodwill	123,661
Deferred revenue (b)	(476,491)
Total purchase price	$2,377,372

(a)
Includes $1,199,078 for customer relationships and $1,501,774 for purchased software, which are subject to amortization over a period of five years. Amortization expense for customer relationships and the above purchased software for the years ended July 31, 2006 and 2005 amounted to $239,820 and $133,448 and $300,360 and $167,136, respectively. Customer relationships and purchased software are net of accumulated amortization of $373,268 and $467,496 at July 31, 2006 and $133,448 and $167,136 at July 31, 2005, respectively. Estimated amortization expense for customer relationships and purchased software for the succeeding five years is $239,820 and $300,360 for fiscal 2006, 2007, 2008, 2009 per year, $106,350 and $133,198 for fiscal 2010, respectively.

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

Pro Forma Information

The following unaudited pro forma information presents the results of operations for the year ended July 31, 2005, as if the acquisition had taken place at August 1, 2004:

Twelve Months Ended
July 31, 2005
Total revenues	$8,977,559
Net loss	$(1,513,187)
Net loss per common share (basic and diluted)	$(.11)
Weighted average number of common shares outstanding (basic)	14,073,392
Weighted average number of common shares outstanding (diluted)	14,073,392

The pro forma results of operations include adjustments to the historical financial statements of the companies and have been prepared for comparative purposes only. As Blockade’s fiscal year end was September 30 and the Company’s fiscal year ends July 31, timing differences may exist in the periods reported; however, management believes these timing differences are not material. For Blockade, the period from July 1 - June 30 was utilized for the twelve month periods. These pro forma results do not purport to be indicative of the actual results of operations had the acquisition occurred at August 1, 2004 or which may occur in the future. The operations of Blockade as presented above include certain expenses that will not be incurred on an ongoing basis by the Company. The operations of Blockade were denominated in Canadian dollars and were translated using the average rate of exchange for the periods presented in the pro forma results of operations.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005

(3)	Purchased Software

Purchased software includes software purchased in fiscal 2001 for a total of $1,647,946 and software purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and accumulated amortization of $467,496 and $167,136 at July 31, 2006 and July 31, 2005, respectively (Note 2). Purchased software is being amortized over a period of five years. Amortization expense charged to operations was $382,744 and $496,728 for each of the years ended July 31, 2006 and July 31, 2005, respectively. Software purchased in fiscal 2001 was fully amortized in the first quarter of fiscal 2006.

The weighted average amortization period of the Company’s purchased software as of July 31, 2006 is approximately 41 months. Estimated amortization expense for purchased software for the succeeding five years is $300,360 for fiscal 2007, 2008, 2009, and $133,198 for fiscal 2010, respectively.

(4)	Property and Equipment

Property and equipment consist of the following at July 31:

	2006	2005
Computer and other equipment	$367,270	$340,016
Furniture and fixtures	154,963	154,963
Leasehold improvements	121,966	121,966
	644,199	616,945
Less accumulated depreciation and amortization	(446,923)	(363,012)

	$197,276	$253,933

Depreciation and amortization expense for the years ended July 31, 2006 and 2005 was $87,662 and $96,390, respectively.

(5)	Note Payable

In connection with the acquisition of Blockade Systems Corp. (see Note 2), the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank. The Note was payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bore interest at ½% above the Bank’s prime rate per annum and was collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note would have become due and payable immediately upon the occurrence of customary events of default and also required the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis. The Company fully paid the Note on May 26, 2006.

(6)	Credit Lines

The Company has available a line of credit of $550,000. The interest rate is variable based on the bank’s prime rate plus ½%. The line of credit is collateralized by accounts receivable of the Company and expires January 31, 2007, at which time the Company intends to renew this line of credit. As of July 31, 2006, the Company has not borrowed against this line of credit.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005

(7)	Income Taxes

There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2006 and 2005. The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes:

	2006	2005

Federal tax expense (benefit) at statutory rate	$200,000	$(166,000)
State tax expense (benefit) at statutory rate	34,000	(26,000)
Increases (reductions) in taxes due to:
Nondeductible expenses	4,000	4,000
Change in valuation allowance	(238,000)	188,000
Income tax provision	$-	$-

At July 31, 2006, the Company had available Federal NOL carry forwards amounting to approximately $6,255,000 and research and development tax credit carry forwards of approximately $332,000, which expire in fiscal years 2017 through 2024. Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur. In addition, their use is limited to future earnings of the Company.

At July 31, 2006, the Company had available federal net operating loss (NOL) carryforwards expiring in the following fiscal years:

Year ending July 31,	Amount

2017	$1,369,000
2018	3,427,000
2020	645,000
2023	517,000
2024	297,000
Total NOL carryforward	$6,255,000

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005

The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability), and their approximate tax effects are as follows:

	2006	2005
Deferred tax assets
Net operating loss carryforward	$2,480,000	$3,054,000
Accounts payable and other	-	35,000
Deferred revenue	1,024,000	861,000
Bad debt	6,000	-
Purchased software	572,000	636,000
Property and equipment	14,000	(2,000)
Research and development carryforward	332,000	332,000
Unbilled rent	64,000	33,000
Gross deferred tax asset	4,492,000	4,949,000
Valuation allowance	(3,220,000)	(3,458,000)
Deferred tax asset	1,272,000	1,491,000

Deferred tax liabilities
Capitalized software development costs	1,272,000	1,383,000
Accounts receivable	-	104,000
Prepaid expenses	-	4,000
Deferred tax liability	1,272,000	1,491,000

Net deferred tax asset	$-	$-

At July 31, 2006 and 2005, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company’s operating results in recent years, however it is reasonably possible these estimates may change.

PROGINET CORPORATION

Notes To Financial Statements

July 31, 2006 and 2005

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

On December 28, 2001, the Company amended the warrant agreement. The amendment required the exchange of the remaining 250,000 unvested warrants (the “original warrants”), exercisable at $.54 per share for 125,000 fully vested warrants (the “exchanged warrants”) exercisable at $.22, which represented the fair market value of the Company’s common stock on the date of the amendment. On September 16, 2004, warrants to purchase 50,000 and 25,000 shares of common stock were exercised at a price of $.54 and $.22, respectively. On September 22, 2004, warrants to purchase 100,000 shares of common stock were exercised at a price of $.54. On January 21, 2005, warrants to purchase 100,000 shares of common stock were exercised at a price of $0.54 per share. As of July 31, 2006, 100,000 warrants are outstanding under the warrant agreement, as amended, and expire in December 2006.

(9)	Stock Option Plans

Under the 1997 Stock Option Plan and 1995 Equity Incentive Plan (the “prior Plans”), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants. In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000. In October 2000, the Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”) which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000. At the Company’s Annual Stockholders’ Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans, up to an aggregate of 2,500,000. At the Company’s Annual Stockholder’s Meeting on November 22, 2005, the stockholders approved a 500,000 share increase in the number of shares reserved under the 2000 Plan, up to an aggregate of 3,000,000. Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company’s common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company). The 2000 Plan provides that a committee selected by the Board of Directors of the Company will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The term of any option may be fixed by the committee but in no event shall exceed 10 years from the date of grant.

PROGINET CORPORATION

Notes To Financial Statements

July 31, 2006 and 2005

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

	Shares subject to option	Exercise price per share	Weighted average exercise price
Outstanding at August 1, 2004	1,881,500	$0.16 - $1.85	$0.58
Granted	505,312	$0.65 - $1.50	$1.36
Exercised	(130,000)	$0.16 - $0.37	$0.29
Forfeited	(105,812)	$0.16 - $1.50	$0.79
Outstanding at July 31, 2005	2,151,000	$0.16 - $1.85	$0.77
Granted	602,000	$0.75	$0.75
Exercised	(8,000)	$0.17	$0.17
Forfeited	(55,000)	$0.37 - $1.50	$1.26
Outstanding at July 31, 2006	2,690,000	$0.16-$1.85	$0.76

The following table summarizes information about employee stock options outstanding and exercisable at July 31, 2006:

	Options outstanding			Options exercisable
Exercise prices	Number outstanding at July 31, 2006	Weighted - average remaining contractual life (years)	Weighted -average exercise price	Number exercisable at July 31, 2006	Weighted - average exercise price
$0.16 - $0.37	512,500	6	$ 0.25	512,500	$ 0.25
$0.43 - $0.68	611,000	4	0.63	611,000	0.63
$0.71 - $1.85	1,566,500	8	0.97	1,559,000	0.97
	2,690,000	6	$ 0.76	2,682,500	$ 0.75

All options have been granted with exercise prices at the market price of the stock at the date of the grant.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005

(11)	Commitments and Contingencies

Leases
The Company leases office space under a noncancelable operating leases expiring through fiscal 2013 and certain computer equipment for technical support efforts and administrative purposes. The following is a schedule of future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2006:

Year ending July 31,	Operating leases

2007	$298,000
2008	272,000
2009	281,000
2010	291,000
2011	354,000
Thereafter	503,000
Total minimum lease payments	$1,999,000

Rental expense charged to operations was $268,098 and $230,808 in the fiscal years ended July 31, 2006 and 2005, respectively.

Litigation and Claims
The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition and results of operations.

(12)	Concentration of Risks

Software license revenues for the years ended July 31, 2006 and 2005 included sales in foreign countries of approximately $1,249,741 and $1,327,675 respectively. Included in software license revenues in fiscal 2006 were revenues generated under one OEM arrangement aggregating 11% of total software license revenues and revenues generated from a customer aggregating 16% of total software license revenues. Included in software license revenues in fiscal 2005, were revenues generated under two OEM arrangements aggregating 28% and 13% of total software license revenues, respectively. No one customer represented 10% or more of revenues in the years ended July 31, 2006 and 2005.

At July 31, 2006, one customer amounted for approximately 36% of total trade accounts receivable. At July 31, 2005, one customer accounted for approximately 11% of total trade accounts receivables.

(13)	Retirement Plan

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 100% of their salary to the plan, subject to the dollar limit set by law. The Company may match up to 100%, as determined by the Board of Directors, of the employee’s contribution up to 10% of eligible compensation. The Company’s contributions were $86,784 and $78,795 for the years ended July 31, 2006 and 2005, respectively.

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

(b)	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Except as set forth below, the information called for by this Item is included under the captions “Information about Nominees”, Information about Non-Director Executive Officers”, “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2006 and is incorporated herein by reference.

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

The information called for by this Item is set forth under the caption “Executive Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2006, and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2006 and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The information called for by this Item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2006 and is incorporated herein by reference.

Item 13.	Exhibits

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:

Exhibit No.	Exhibit Name
3(i)	Certificate of Incorporation
3(i)(a)	Certificate of Amendment of Certificate of Incorporation dated December 2, 1996
3(ii)	Amended and Restated Bylaws of the Registrant (II)
4.3(i)	Warrant Agreement dated October 22, 1999 by the Company and Mallory Factor (I)
4.3(ii)	Amendment to Warrant Agreement dated October 22, 22, 1999 between Proginet Corporation and Mallory Factor Inc (I)
4.10	Form of Specimen Stock Certificate (I)
10.1	Form of Employee Confidential Information and Non-Competition Agreement
10.1	Blockade Agreement dated January 10, 2005 (V)
10.2	Form of Confidential Information and Non-Competition Agreement For Consultants
10.3	Investor Relations Agreement with Mallory Factor Inc. dated September 22, 1999
10.4	Form of Software License Agreement
10.5	Form of Distributor Agreement
10.6	Form of OEM Agreement
10.7	Management Continuity Agreement - Kevin M. Kelly, Chief Executive Officer and President (III)+
10.8	Management Continuity Agreement - Debra A. DiMaria, Chief Financial Officer and Corporate Secretary (III)+
10.9	Management Continuity Agreement - Arne Johnson, Senior Vice President for Strategic Planning & Alliances (III)+
10.10	Management Continuity Agreement - Thomas Bauer, Chief Technology Officer (III)+
10.11	Management Continuity Agreement - Kevin Bohan, Chief Information Officer (III)+
10.12	Independent Directors Stock Option Plan, amended and restated as of February 21, 1995 (VI)+
10.13	1995 Equity Incentive Plan, amended and restated as of December 5, 1995 (VI) +
10.14	Form of Incentive Stock Option Agreement (VI) +
10.16	Consulting Agreement between the Registrant and Mallory Factor, Inc., dated September 22, 1999 (VI)
10.17	1997 Stock Option Plan, as amended and restated as of November 14, 2000 (VI)+
10.18	2000 Stock Option Plan as amended September 26, 2005 (IV)+
99.1	Code of Business Conduct and Ethics (III)
23	Consent of BDO Seidman LLP (VII)
31.1	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Executive Officer) (VII)
31.2	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Financial Officer) (VII)
32.1	Section 1350 Clarification of Chief Executive Officer (VII)
32.2	Section 1350 Clarification of Chief Financial Officer (VII)

(I)	Incorporated by reference to the Company’s Form SB-2 Amendment No. 1 filed with SEC on June 22, 2005
(II)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on September 18, 2002
(III)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on October 3, 2003
(IV)	Incorporated by reference to the Company’s Proxy Statement dated October 3, 2005
(V)	Incorporated by reference to the Company's form 8-K filed with SEC on January 14, 2005
(VI)	Incorporated by reference to the Company’s form 10-SB/12(g) filed with the SEC on March 29, 2000
(VII)	Filed herewith
+	Management contract or compensatory plan

Item 14.	Principal Accountant Fees and Services

The information called for by this item is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2006 and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGINET CORPORATION

By:	/s/Kevin M. Kelly
Kevin M. Kelly
President and Chief Executive Officer
Date:	September 15, 2006

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Kevin M. Kelly _____________________ Kevin M. Kelly	President, Chief Executive Officer and Director	September 15, 2006

/s/Debra A. DiMaria _____________________ Debra A. DiMaria	Corporate Secretary and Chief Financial and Accounting Officer	September 15, 2006

/s/John C. Daily _____________________ John C. Daily	Chairman	September 15, 2006

/s/ Stephen Sternbach _____________________ Stephen Sternbach	Director	September 15, 2006

/s/Dr. E. Kelly Hyslop _____________________ Dr. E. Kelly Hyslop	Director	September 15, 2006

/s/ William Loscalzo _____________________ William Loscalzo	Director	September 15, 2006

/s/George T. Hawes ____________________ George T. Hawes	Director	September 15, 2006