Form 10QSB
period 2006-10-31
PROGINET CORP
filed 2006-12-06
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

(516) 535-3600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____     No    X

There were 14,414,387 shares of Common Stock outstanding as of November 30, 2006.

Transitional Small Business Disclosure Format:

Yes ____     No    X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED October 31, 2006

PROGINET CORPORATION
Balance Sheets

	October 31, 2006 (Unaudited)	July 31, 2006 (Audited)
Assets
Current assets
Cash	$2,338,623	$2,501,520
Trade accounts receivable, net	408,598	599,498
Prepaid expenses	30,177	41,052
Total current assets	2,777,398	3,142,070

Property and equipment, net	182,350	197,276
Capitalized software development costs, net	3,140,698	3,197,811
Purchased software, net	959,188	1,034,278
Customer relationships, net	765,855	825,810
Goodwill	133,108	123,661
Other assets	32,445	32,445
	$7,991,042	$8,553,351

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$564,685	$702,830
Deferred revenues	2,177,019	2,570,977
Total current liabilities	2,741,704	3,273,807

Deferred revenues	85,417	3,279
Deferred rent	163,890	161,784
	2,991,011	3,438,870

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,739,613 shares issued at October 31, 2006 and July 31, 2006	15,740	15,740
Additional paid-in capital	12,771,429	12,786,929
Treasury stock 1,325,226, at cost, at October 31, 2006 and July 31, 2006	(606,023)	(606,023)
Accumulated deficit	(7,181,115)	(7,082,165)
Total stockholders’ equity	5,000,031	5,114,481

	$7,991,042	$8,553,351

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended
	October 31,
	2006	2005

Revenues

Software licenses	$483,861	$558,072
Software maintenance fees and other	1,387,463	1,406,524
Professional services	53,000	185,869
	1,924,324	2,150,465

Operating expense
Cost of software licenses	410,907	490,426
Cost of maintenance fees and other	324,046	276,061
Cost of professional services	14,906	57,579
Commissions	298,465	183,327
Research and development	29,378	23,156
Selling and marketing	427,544	353,444
General and administrative	531,567	480,456
	2,036,813	1,864,449

Income (loss) from operations	(112,489)	286,016

Other income (expense)
Interest income	13,539	3,259
Interest expense	-	(14,421)

Income (loss) before income taxes	$(98,950)	$274,854

Income tax expense	-	-

Net income (loss)	$(98,950)	$274,854

Basic income (loss) per common share	$(.01)	$.02

Diluted income (loss) per common share	$(.01)	$.02

Weighted average common shares outstanding - basic	14,414,387	14,628,609

Weighted average common shares outstanding - diluted	14,414,387	14,920,439

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Three months ended October 31, 2006

	Common Stock		Additional paid-in	Treasury	Accum-ulated
	Shares	Amount	capital	Stock	deficit	Total

Balance - August 1, 2006	15,739,613	$15,740	$12,786,929	$(606,023)	$(7,082,165)	$5,114,481

Stock based compensation			7,500			7,500

Private placement common stock costs			(23,000)			(23,000)

Net loss (unaudited)					(98,950)	(98,950)

Balance - October 31, 2006	15,739,613	$15,740	$12,771,429	$(606,023)	$(7,181,115)	$5,000,031

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Three months ended
	October 31,
	2006	2005

Cash flows from operating activities
Net income (loss)	$(98,950)	$274,854
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	391,068	511,607
Stock based compensation	7,500
Deferred revenue	(311,820)	(143,325)
Deferred rent	2,106	3,183
Changes in operating assets and liabilities
Trade accounts receivable	190,900	(194,110)
Prepaid expenses and other assets	10,875	13,574
Accounts payable and accrued expenses	(161,145)	(172,274)
Net cash provided by operating activities	30,534	293,509

Cash flows from investing activities
Purchased of net assets of Blockade Systems Corp	(9,447)	-
Capitalized software development costs	(182,644)	(262,317)
Purchases of property and equipment	(1,340)	(5,056)

Net cash used in investing activities	(193,431)	(267,373)

Cash flows from financing activities
Private placement of common stock issuance costs	-	(12,217)
Principal payments on note payable	-	(83,334)
Net cash provided by (used in) financing activities	-	(95,551)

Net decrease in cash and cash equivalents	(162,897)	(69,415)

Cash and cash equivalents at beginning of year	2,501,520	1,353,316

Cash and cash equivalents at end of the period	$2,338,623	$1,283,901

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$14,421

Non-cash financing activity:
Accrued private placement costs	$23,000	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 2006
(Unaudited)

1.	Interim Financial Data
The accompanying unaudited financial statements have been prepared by Proginet Corporation (“Proginet” or “the Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2006.

These results for the period ended October 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of October 31, 2006 and July 31, 2006, there was an allowance for doubtful accounts of $16,000.

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

Amortization commences once a product becomes available for sale to customers. All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $239,757 and $272,702 for the three months ended October 31, 2006 and 2005, respectively. Capitalized software development costs are net of accumulated amortization of $7,726,769 and $7,487,013 at October 31, 2006 and July 31, 2006, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

5.	Acquisition

On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,386,819. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property. The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. For the quarter ended October 31, 2006, the Company recorded $9,447 for contingent payments to Blockade which was recorded as additional goodwill. To date, the Company allocated $133,108 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

6.	Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively. Accumulated amortization for purchased software and customer relationships for the quarters ended October 31, 2006 and 2005 amounted to $542,586 and $433,223 and $242,226 and $193,403, respectively. Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software and customer relationships was $75,090 and $59,955 for each of the quarters ended October 31, 2006 and 2005. Software purchased in fiscal 2001 was fully amortized in the first quarter of fiscal 2005.

7.	Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended
	October 31,
	2006	2005
Numerator:
Net income (loss)	$(98,950)	$274,854

Denominator:
Weighted average number of common shares (basic)	14,414,387	14,628,609

Effect of dilutive securities:
Stock Options	-	241,830
Warrants	-	50,000
	-	291,830

Weighted average number of common shares (diluted)	14,414,387	14,920,439

Basic income (loss) per share	$(.01)	$.02

Diluted income (loss) per share	$(.01)	$.02

Potential common shares of 2,788,000 and 1,562,000 for the three months ended October 31, 2006 and 2005 are excluded in computing basic and diluted net income (loss) per share as their effects would be anti-dilutive.

8.	Equity

Effective August 1, 2006, Proginet adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to August 1, 2006, Proginet accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. Proginet also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Because the Company previously adopted the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material. Proginet adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was $7,500 of compensation cost related to non-qualified stock options recognized in general and administrative expense in the three months ended October 31, 2006 relating to stock options granted prior to August 1, 2006. No future income tax benefit was recognized in the three months ended October 31, 2006.

Stock Option activity during the three months ended October 31, 2006, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2006	2,690,000	$.76	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,000)	1.50	-	-
Options outstanding at October 31, 2006	2,688,000.76		6.06	$390,390
Options exercisable at October 31, 2006	2,688,000.76		6.06	$390,390

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the three months ended October 31, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

Three months ended
October 31, 2005

Net income, as reported	$274,854

Deduct: Total stock-based employee expense determined under fair value based method	(34,875)

Net income, as adjusted	$239,979

Income per share:
Basic - as reported	$.02
Diluted - as reported	$.02
Basic and diluted - as adjusted	$.02

Item 2.	Management's Discussion and Analysis or Plan of Operations

General

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Certain statements under the caption “Management's Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934. Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations. Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements. Such factors include factors that may be beyond the Company’s control and include, among others, the following: general economic and business conditions, competition from existing and potential competitors and availability of qualified personnel, the size and timing of awards and performance on contracts, dependence on large contracts and a limited number of customers, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, the risk that our current and future products and services may contain errors or be affected by technical problems that would be difficult and costly to detect and correct, dependence on key personnel and other factors affecting spending by customers, and other risks described in this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission.

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

Stock-based Compensation

Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to August 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Because the Company previously adopted the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Results of Operations

Revenues

Total revenues for the quarter ended October 31, 2006 amounted to $1,924,324, representing a decrease of $226,141, or 10.5% compared to revenues of $2,150,465 for the quarter ended October 31, 2005.

Software license revenues for the quarter ended October 31, 2006 amounted to $483,861 representing a decrease of $74,211, or 13.3%, compared to software license revenues of $558,072 for the quarter ended October 31, 2005. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $201,738, $278,015 and $4,108, respectively, for the quarter ended October 31, 2006 compared to $454,313, $81,272 and $22,487, respectively, for the quarter ended October 31, 2005. The decrease in software license revenue is due to the decrease in direct sales resulting from delays experienced in the customer procurement processes primarily for the advanced managed file transfer technology, offset by an increase in international distributor sales relating principally to our identity and access management technology.

Software maintenance fees and other decreased by $19,061, or 1.4% to $1,387,463 compared to such fees for the quarter ended October 31, 2005 of $1,406,524. The decrease in software maintenance fees and other is due to maintenance contract cancellations of acquired legacy software solutions. While these legacy solutions still contribute to Company’s maintenance revenue base, they are no longer actively promoted in the marketplace.

Fees for professional services for the quarter ended October 31, 2006 amounted to $53,000 a decrease of $132,869, or 71.5%, compared to fees for professional services of $185,869 for the quarter ended October 31, 2005. The decrease in professional service fee revenue is primarily due to the completion of professional service engagements for the acquired Blockade Systems Corp. customers and a decline in services rendered to our OEM partner customers.

Operating Expenses

Operating expenses increased to $2,036,813 from $1,864,449 for quarter ended October 31, 2006 and October 31, 2005 respectively, an increase of $172,364 or 9.2%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended October 31, 2006 amounted to $410,907, representing a decrease of $79,519 or 16.2%, compared to cost of software licenses of $490,426 for the quarter ended October 31, 2005. The decrease in cost of software licenses for the quarter is primarily due to the full amortization of certain purchased software costs since the prior year quarter end.

Cost of maintenance fees and other (which is principally consists of technical support payroll) for the quarter ended October 31, 2006 amounted to $324,046, representing an increase of $47,985 or 17.4%, compared to cost of maintenance fees and other of $276,061 for the quarter ended October 31, 2005. The increase in cost of maintenance fees and other is due to an increase in the allocation of employee related costs for technical services rendered for the stabilization project of acquired Blockade Systems Corp. technology.

Commissions amounted to $298,465 for the quarter ended October 31, 2006 compared to $183,327, representing an increase of $115,138 or 62.8% for fiscal year ended October 31, 2005. The increase in commission expense is directly related to the increase in international distributor sales for the quarter ended October 31, 2006.

Selling and marketing expense for the quarter ended October 31, 2006 amounted to $427,544 representing an increase of $74,100 or 21.0%, compared to selling and marketing expense of $353,444 for the quarter ended October 31, 2005. The increase in selling and marketing for the quarter ended October 31, 2006 is primarily due to increased costs for public relations communications, retention of an industry analyst for additional research services and an increase in customer and distributor visitations by the sales organization.

General and administrative expense for the quarter ended October 31, 2006 amounted to $531,567, representing an increase of $51,111 or 10.6% compared to $480,456 in general and administrative expense for the quarter ended October 31, 2005. The increase in general and administrative expense is primarily due to an increase for employee and employee allocable related costs associated with the implementation of an investor relations program and strategic alliance initiatives offset by a reduction in employee profit sharing expense as defined financial targets were not met in the first quarter of Fiscal 2007.

The Company reported a net loss of $98,950 and a net income of $274,854 for the three months ended October 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

At October 31, 2006, the Company had a cash balance of $2,338,623.

Operating activities provided cash of $30,534 for the three months ended October 31, 2006. This resulted primarily from non-cash charges for depreciation and amortization of $391,068 and a decrease in trade accounts receivable of $190,900 primarily due to the reduction in revenues for the quarter offset by the net loss of $98,950, a decrease in deferred revenues of $311,820 due to lower sequential quarterly maintenance billings and a decease in accounts payable and accrued expensed of $161,145 based on the timing of cash disbursements.

Investing activities used cash of $193,431 for the three months ended October 31, 2006 primarily for costs associated with the development of the company's software products.

On October 4, 2006, the Company increased its line of credit with a bank from $550,000 to $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires September 24, 2007. As of October 31, 2006, the Company has not borrowed against this line of credit. A copy of the Company’s agreement with the bank is filed herewith as Exhibit 10.19.

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

(a) Exhibits

Exhibit 10.19- Business Loan Agreement and Promissory Note between Proginet Corporation and JP Morgan Chase Bank, NA dated October 4, 2006

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

PROGINET CORPORATION
(Registrant)

Date December 6, 2006	/s/ Kevin M. Kelly
Kevin M. Kelly, President and
Chief Executive Officer

Date December 6, 2006	/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer