Form 10QSB
period 2007-01-31
PROGINET CORP
filed 2007-03-01
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Yes             No _X_

There were 14,514,387 shares of Common Stock outstanding as of March 1, 2007.

Transitional Small Business Disclosure Format:

Yes __ _      No   X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED January 31, 2007

PROGINET CORPORATION
Balance Sheets

	January 31, 2007 (Unaudited)	July 31, 2006
Assets

Current assets
Cash	$3,273,936	$2,501,520
Trade accounts receivable, net	616,310	599,498
Prepaid expenses	35,401	41,052
Total current assets	3,925,647	3,142,070

Property and equipment, net	169,528	197,276
Capitalized software development costs, net	3,101,388	3,197,811
Purchased software, net	884,098	1,034,278
Customer relationships, net	705,900	825,810
Goodwill	135,932	123,661
Other assets	35,870	32,445
	$8,958,363	$8,553,351

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$707,116	$702,830
Deferred revenues	2,591,704	2,570,977
Total current liabilities	3,298,820	3,273,807

Deferred revenues	62,376	3,279
Deferred rent	165,996	161,784
	3,527,192	3,438,870
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,839,613 shares issued at January 31, 2007 and 15,739,613 at July 31, 2006	15,840	15,740
Additional paid-in capital	12,777,240	12,786,929
Treasury stock 1,325,226, at cost, at January 31, 2007 and July 31, 2006	(606,023)	(606,023)
Accumulated deficit	(6,755,886)	(7,082,165)
Total stockholders’ equity	5,431,171	5,114,481

	$8,958,363	$8,553,351

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Income (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006

Revenues

Software licenses	$1,196,366	$609,974	$1,680,227	$1,168,046
Software maintenance fees and other	1,442,930	1,462,442	2,830,393	2,868,966
Professional services	9,000	183,055	62,000	368,924
	2,648,296	2,255,471	4,572,620	4,405,936

Operating expense
Cost of software licenses	390,000	445,118	800,907	935,544
Cost of maintenance fees and other	295,447	324,596	619,493	600,657
Cost of professional services	2,834	50,226	17,740	107,805
Commissions	451,140	350,966	749,605	534,293
Research and development	48,449	15,583	77,827	38,739
Selling and marketing	412,576	348,541	840,120	701,985
General and administrative	634,828	594,581	1,166,395	1,075,037
	2,235,274	2,129,611	4,272,087	3,994,060

Income from operations	413,022	125,860	300,533	411,876

Other income (expense)
Interest income	12,207	9,025	25,746	12,284
Interest expense		(13,872)		(28,293)

Net income	$425,229	$121,013	$326,279	$395,867

Basic income per common share	$.03	$.01	$.02	$.03

Diluted income per common share	$.03	$.01	$.02	$.03

Weighted average common shares outstanding - basic	14,451,344	14,424,252	14,432,966	14,525,872

Weighted average common shares outstanding - diluted	15,187,718	14,825,352	15,229,277	14,872,337

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Six months ended January 31, 2007

	Common Stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	capital	Stock	deficit	Total

Balance - August 1, 2006	15,739,613	$15,740	$12,786,929	$(606,023)	$(7,082,165)	$5,114,481

Warrants exercised	100,000	100	21,900			22,000

Stock based compensation			14,411			14,411

Private placement common stock costs			(46,000)			(46,000)

Net income (unaudited)					326,279	326,279

Balance -January 31, 2007	15,839,613	$15,840	$12,777,240	$(606,023)	$(6,755,886)	$5,431,171

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended
	January 31,
	2007	2006

Cash flows from operating activities
Net income	$326,279	$395,867
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	791,694	971,408
Recovery provisions for bad debt allowance, net	11,000	-
Stock based compensation	14,411
Deferred revenue	79,824	(65,609)
Deferred rent	4,212	4,695
Changes in operating assets and liabilities
Trade accounts receivable	(27,812)	(181,188)
Prepaid expenses and other assets	2,226	9,745
Accounts payable and accrued expenses	(41,714)	6,550
Net cash provided by operating activities	1,160,120	1,141,468

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	(12,271)	(49,511)
Capitalized software development costs	(393,386)	(472,413)
Purchases of property and equipment	(4,047)	(14,065)

Net cash used in investing activities	(409,704)	(535,989)

Cash flows from financing activities
Private placement common stock issuance costs	-	(12,217)
Proceeds from exercise of common stock options and warrants	22,000	1,360
Purchase of treasury stock	-	(75,000)
Principal payments on note payable	-	(166,668)

Net cash provided by (used in) financing activities	22,000	(252,525)

Net increase in cash and cash equivalents	772,416	352,954

Cash and cash equivalents at beginning of year	2,501,520	1,353,316

Cash and cash equivalents at end of the period	$3,273,936	$1,706,720

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$28,293
Non-cash financing activity:
Accrued private placement costs	$46,000	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2007
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

These results for the period ended January 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Revenue Recognition
We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers. Our revenues are derived from direct sales executives, distributors and original equipment manufacturer partners. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of January 31, 2007 and July 31, 2006, there was an allowance for doubtful accounts of $5,000 and $16,000, respectively.

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

Amortization commences once a product becomes available for sale to customers. All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $250,052 and $489,809 for the three and six months ended January 31, 2007, which includes a cumulative adjustment of $16,829 and $47,296 respectively, reducing this expense for correcting certain amortization provisions relating to product enhancements and the allocation of costs carried over from the original product. Amortization expense charged to operations was $302,835 and $575,832 for the three and six months ended January 31, 2006. Capitalized software development costs are net of accumulated amortization of $7,983,288 and $7,487,013 at January 31, 2007 and July 31, 2006, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

5.	Acquisition
On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,389,643. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property. The Agreement also provides for contingent payments to Blockade, payable annually over the next three years, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. For the six months ended January 31, 2007, the Company recorded $12,271 for contingent payments to Blockade which was recorded as additional goodwill. To date, the Company allocated $135,932 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

6.	Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively. Purchased software is net of accumulated amortization of $617,676 and $467,496 at January 31, 2007 and July 31, 2006, respectively. Customer relationships are net of accumulated amortization of $493,178 and $373,268 at January 31, 2007 and July 31, 2006, respectively. Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 and $150,180 and $75,090 and $232,564 for the three and six months ended January 31, 2007 and 2006, respectively. Amortization expense charged to operations for customer relationships is $59,955 and $119,910 for the three and six months ended January 31, 2007 and 2006, respectively. Software purchased in fiscal 2001 was fully amortized in the first quarter of fiscal 2006.

7.	Income Per Share
Basic income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and restricted stock using the “treasury stock” method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended January 31,,		Six months ended January 31
	2007	2006	2007	2006

Numerator:
Net income	$425,229	$121,013	$326,279	$395,867

Denominator:
Weighted average number of common shares (basic)	14,451,344	14,424,252	14,432,966	14,525,872

Effect of dilutive securities:
Stock Options	736,374	336,728	757,202	289,279
Warrants	-	64,372	39,109	57,186
	736,374	401,100	796,311	346,465

Weighted average number of common shares (diluted)	15,187,718	14,825,352	15,229,277	14,872,337

Basic and diluted income per share	$.03	$.01	$.02	$.03

Potential common shares of 534,085 and 1,661,043 for the three and six months ended January 31, 2007, and 1,684,500 and 1,623,250 for the three and six months ended January 31, 2006 are excluded in computing basic and diluted net income per share as their effects would be anti-dilutive.

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

There was $7,500 of compensation cost related to non-qualified stock options recognized in general and administrative expense in the three months ended October 31, 2006 relating to stock options granted prior to August 1, 2006. There is no additional compensation cost related to non-qualified stock options as all outstanding options granted prior to August 1, 2006 were vested as of October 31, 2006 and no additional options were granted in the three months ended January 31, 2007. No income tax benefit was recognized for the six months ended January 31, 2007.

Stock Option activity during the six months ended January 31, 2007, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2006	2,690,000	$.76	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(32,000)	1.50	-	-
Outstanding at January 31, 2007	2,658,000	$.75	6.06	$653,600
Exercisable at January 31, 2007	2,658,000	$.75	6.06	$653,600

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the three and six months ended January 31, 2006 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three months ended	Six months ended
	January 31,	January 31,
	2006	2006

Net income , as reported	$121,013	$395,867

Deduct: Total stock-based employee expense determined under fair value based method	$(382,065)	$(416,940)

Net income (loss), as adjusted	$(261,052)	$(21,073)

Income (loss) per share:
Basic and diluted- as reported	$0.01	$0.03
Basic and diluted - as adjusted	$(0.02)	$0.00

Restricted Stock Awards

During the quarter ended January 31, 2007, the Company awarded 19,417 shares of restricted Proginet common stock to each non-employee director for their services as a member of the Proginet Board of Directors. The restricted stock awards contain time based vesting provisions and vest on August 21, 2007. Additionally, all restrictions on the awards will lapse upon certain situations including death or disability of the director and a change in control of the Company. The awards may not be sold, assigned or transferred during the restriction period and are subject to a repurchase right by the Company should the director cease to remain a director of the Company before the restricted awards are vested.

The fair value of the restricted stock award at the time of grant was $1.03 per share and is being expensed on a straight line basis in general and administrative expenses over their vesting period, 283 days. Total compensation expense recognized related to the restricted stock awards amounts to $6,911 for the three and six months ended January 31, 2007. As of January 31, 2007, there was $93,088 of total unrecognized compensation related to nonvested restricted stock awards.

A summary of the status of the Company’s restricted stock awards as of January 31, 2007 and changes during the first six months of Fiscal 2007 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at August 1, 2006	-	$-
Granted	97,085	$$1.03
Vested	-	-
Forfeited	-	-
Nonvested at January 31, 2007	97,085	$$1.03

Warrants

On December 28, 2006, warrants to purchase 100,000 shares of common stock were exercised at a price of $0.22 per share. As of January 31, 2007 there are no remaining warrants outstanding.

9.	Tax Provision

At July 31, 2006, the Company had Federal and State net operating loss carryforwards of approximately $6,250,000 and $6,200,000, respectively. The Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company’s operating results in recent years, however it is reasonably possible these estimates may change.

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

Results of Operations

Revenues
Total revenues for the quarter ended January 31, 2007 amounted to $2,648,296, representing an increase of $392,825, or 17.4% compared to revenues of $2,255,471 for the quarter ended January 31, 2006. Total revenues for the six months ended January 31, 2007 amounted to $4,572,620, representing an increase of $166,684 or 3.8% compared to revenues of $4,405,936 for the six months ended January 31, 2006.

Software license revenues for the quarter ended January 31, 2007 amounted to $1,196,366 representing an increase of $586,392, or 96.1%, compared to software license revenues of $609,974 for the quarter ended January 31, 2006. Software license revenues for the six months ended January 31, 2007 amounted to $1,680,227 representing an increase of $512,181, or 43.8%, compared to software license revenues of $1,168,046 for the six months ended January 31, 2006. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $692,435, $448,550 and $55,381, respectively, for the quarter ended January 31, 2007 compared to $159,207, $224,081 and $226,686, respectively, for the quarter ended January 31, 2006. For the six months ended January 31, 2007, direct sales, international distributor sales and OEM sales amounted to $894,173, $726,565 and $59,489 compared to the prior year six months period of $613,520, $320,116 and $234,410. The increase in software license revenue is due to an increase in the number of customers and in the average transaction amount per customer for the advanced managed file transfer technology offset by a decrease in OEM sales resulting from a decrease in sales of our identity and access management technology.

Software maintenance fees and other decreased by $19,512, or 1.3% to $1,442,930 compared to such fees for the quarter ended January 31, 2006 of $1,462,442. Software maintenance fees and other decreased by $38,573 or 1.3% to $2,830,393 compared to such fees for the six months ended January 31, 2006 of $2,868,966. The decrease in software maintenance fees and other is due to maintenance contract cancellations of acquired legacy software solutions. While these legacy solutions still contribute to Company’s maintenance revenue base, they are no longer actively promoted in the marketplace.

Fees for professional services for the quarter ended January 31, 2007 amounted to $9,000 compared to fees for professional services of $183,055 for the quarter ended January 31, 2006, representing a decrease of $174,055 or 95.1%. Fees for professional services for the six months ended January 31, 2007 amounted to $62,000 compared to fees for professional services of $368,924 for the six months ended January 31, 2006, representing a decrease of $306,924 or 83.2%. The decrease in professional service fee revenue is primarily due to the completion of professional service engagements for the acquired Blockade Systems Corp. customers and a decline in services rendered to our OEM partner customers.

Operating Expenses

Operating expenses increased to $2,235,274 from $2,129,611 for quarter ended January 31, 2007 and January 31, 2006 respectively, an increase of $105,663 or 5%. Operating expenses increased to $4,272,087 from $3,994,060 for the six months ended January 31, 2007 and 2006 respectively, an increase of $278,027 or 7%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended January 31, 2007 amounted to $390,000, representing a decrease of $55,118 or 12.4%, compared to cost of software licenses of $445,118 for the quarter ended January 31, 2006. Cost of software licenses for the six months ended January 31, 2007 amounted to $800,907, representing a decrease of $134,637 or 14.4%, compared to cost of software licenses of $935,544 for the six months ended January 31, 2006. The decrease in cost of software licenses is primarily due to the full amortization of certain purchased software costs from the prior year periods and a cumulative adjustment of $16,829 and $47,296 for the three and six months ending January 31, 2007 for correcting certain amortization provisions relating to product enhancements and the allocation of costs carried over from the original product.

Cost of maintenance fees and other (which is principally consist of technical support payroll) for the quarter ended January 31, 2007 amounted to $295,447, representing a decrease of $29,149 or 9%, compared to cost of maintenance fees and other of $324,596 for the quarter ended January 31, 2006. Cost of maintenance fees and other for the six months ended January 31, 2007 amounted to $619,493, representing an increase of $18,836 or 3.1%, compared to cost of maintenance fees and other of $600,657 for the six months ended January 31, 2006. The decrease in cost of maintenance fees and other for the quarter ended January 31, 2007 is due to a decrease in the allocation of employee related costs for technical services as such costs are being allocated to the research and development of the Company’s future products and to the sales organization. For the six months ended January 31, 2007, the increase was due to an increase in the allocation of employee related cost for technical services rendered for the stabilization project of acquired Blockade Systems Corp. technology in the first quarter of fiscal 2007.

Commissions amounted to $451,140 for the quarter ended January 31, 2007 compared to commissions of $350,966 for the quarter ended January 31, 2006, representing an increase of $100,174 or 28.5%. Commissions amounted to $749,605 for the six months ended January 31, 2007 compared to commission of $534,293 for the six months ended January 31, 2006, representing an increase of $215,312 or 40.3%. The increase in commission expense is directly related to the increase in direct sales and international distributor sales for the three and six months ended January 31, 2007.

Selling and marketing expense for the quarter ended January 31, 2007 amounted to $412,576 representing an increase of $64,035 or 18.4%, compared to selling and marketing expense of $348,541 for the quarter ended January 31, 2006. Selling and marketing expense for the six months ended January 31, 2007 amounted to $840,120 representing an increase of $138,135 or 19.7%, compared to selling and marketing expense of $701,985 for the quarter ended January 31, 2006. The increase in selling and marketing for the three and six months ended January 31, 2007 is primarily due to an increase in technical employee and employee related costs utilized in the sales cycle process, increased costs for public relations communications, retention of an industry analyst for additional research services and an increase in customer and distributor visitations by the sales organization.

General and administrative expense for the quarter ended January 31, 2007 amounted to $634,828, representing an increase of $40,247 or 6.8% compared to $594,581 in general and administrative expense for the quarter ended January 31, 2006. General and administrative expense for the six months ended January 31, 2007 amounted to $1,166,395, representing an increase of $91,358 or 8.5% compared to $1,075,037 in general and administrative expense for the six months ended January 31, 2006. The increase in general and administrative expense for the three and six months ended January 31, 2007 is primarily due to an increase in employee headcount and for employee and employee allocable related costs associated with the implementation of an investor relations program and strategic alliance initiatives offset by a decrease in professional fees associated with prior year legal costs incurred for various employee and corporate related initiatives and a reduction in the comparative six month periods in employee profit sharing and management discretionary compensation expense as defined financial targets were not met in the first quarter of Fiscal 2007.

The Company reported a net income of $425,229 and $121,013 for the three months ended January 31, 2007 and 2006, respectively and a net income of $326,279 and $395,867 for the six months ended January 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At January 31, 2007, the Company had a cash and cash equivalent balance of $3,273,936.

Operating activities provided cash of $1,160,120 for the six months ended January 31, 2007. This resulted primarily from net income of $326,279 and non-cash charges for depreciation and amortization of $791,694.

Investing activities used cash of $409,704 for the six months ended January 31, 2007 primarily for costs associated with the development of the company's software products.

On October 4, 2006, the Company increased its line of credit with a bank from $550,000 to $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires September 24, 2007. As of January 31, 2007, the Company has not borrowed against this line of credit.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds

On December 28, 2006, the Company issued an aggregate of 100,000 shares of our common stock at a price of $.22 per share to an accredited investor pursuant to the exercise of outstanding warrants. The proceeds from the exercise are being used for general corporate purposes. The common stock was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and in reliance on the Investor’s representations as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On January 16, 2007 the Company awarded, and the board of directors approved, 19,417 shares of restricted Proginet stock to each non-employee director, totaling 97,085 shares for their services as a member of the Proginet Board of Directors. The restricted stock awards contain time based vesting provisions and vest on August 21, 2007. Additionally, all restrictions on the awards will lapse upon certain situations including death or disability of the director and a change in control of the Company. The awards may not be sold, assigned or transferred during the restriction period and are subject to a repurchase right by the Company, should the director cease to remain a director of the Company before the restricted awards are vested. The common stock was issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and in reliance on each Director’s representations as to his status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

Item 4.	Submission of Matters To A Vote Of Security Holders

On November 21, 2006, the Company held its Annual Meeting Of Stockholders. At the annual meeting, the Company’s stockholders elected six directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company’s stockholders also ratified the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm. The votes for directors were as follows:

	Votes
	For	Withheld
Kevin M. Kelly	9,736,120	807,833
John C. Daily	9,768,520	775,433
George T. Hawes	10,478,520	65,433
Dr. E. Kelly Hyslop	10,476,520	67,433
William Loscalzo	9,768,520	775,433
Stephen Sternbach	9,768,520	775,433

The votes to ratify the appointment of BDO Seidman LLP as the as the Company’s independent registered public accounting firm was as follows:

For	Against	Abstain
10,517,253	21,700	5,000

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

PROGINET CORPORATION
(Registrant)

Date March 1, 2007	/s/ Kevin M. Kelly
Kevin M. Kelly, President and
Chief Executive Officer

Date March 1, 2007	/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer