Form 10QSB
period 2007-04-30
PROGINET CORP
filed 2007-05-25
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Yes ___     No  X

There were 14,514,387 shares of Common Stock outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format:

Yes ___      No  X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED April 30, 2007

PROGINET CORPORATION
Balance Sheets

	April 30,
	2007	July 31,
	(Unaudited)	2006
Assets
Current assets
Cash	$3,538,965	$2,501,520
Trade accounts receivable, net	858,139	599,498
Prepaid expenses	65,424	41,052
Total current assets	4,462,528	3,142,070

Installment accounts receivable, due after one year	450,000	-
Property and equipment, net	156,473	197,276
Capitalized software development costs, net	3,104,414	3,197,811
Purchased software, net	809,008	1,034,278
Customer relationships, net	645,945	825,810
Goodwill	135,932	123,661
Other assets	35,870	32,445
	$9,800,170	$8,553,351

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$773,622	$702,830
Deferred revenues	2,909,660	2,570,977
Total current liabilities	3,683,282	3,273,807

Deferred revenues	47,109	3,279
Deferred rent	166,592	161,784
	3,896,983	3,438,870
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,839,613 shares issued at April 30, 2007 and 15,739,613 at July 31, 2006	15,840	15,740
Additional paid-in capital	12,808,669	12,786,929
Treasury stock 1,325,226, at cost, at April 30, 2007 and July 31, 2006	(606,023)	(606,023)
Accumulated deficit	(6,315,299)	(7,082,165)
Total stockholders’ equity	5,903,187	5,114,481

	$9,800,170	$8,553,351

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Income (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006

Revenues

Software licenses	$982,597	$453,860	$2,662,824	$1,621,906
Software maintenance fees and other	1,453,102	1,434,713	4,283,495	4,303,679
Professional services	34,700	77,648	96,700	446,572
	2,470,399	1,966,221	7,043,019	6,372,157

Operating expense
Cost of software licenses	406,629	471,451	1,207,536	1,406,995
Cost of maintenance fees and other	268,078	332,857	887,571	933,514
Cost of professional services	8,895	13,039	26,635	120,844
Commissions	233,993	176,265	983,598	710,558
Research and development	51,905	20,735	129,732	59,474
Selling and marketing	440,620	383,238	1,280,740	1,085,223
General and administrative	636,760	542,844	1,803,155	1,617,881
	2,046,880	1,940,429	6,318,967	5,934,489

Income from operations	423,519	25,792	724,052	437,668

Other income (expense)
Interest income	17,068	7,940	42,814	20,224
Interest expense	-	(12,685)	-	(40,978)

Net income	$440,587	$21,047	$766,866	$416,914

Basic and diluted income per common share	$.03	$-	$.05	$.03

Weighted average common shares outstanding - basic	14,514,387	14,414,387	14,459,608	14,489,393

Weighted average common shares outstanding - diluted	15,589,749	14,929,921	15,348,936	14,889,819

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Nine months ended April 30, 2007

	Common Stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	capital	Stock	deficit	Total

Balance - August 1, 2006	15,739,613	$15,740	$12,786,929	$(606,023)	$(7,082,165)	$5,114,481

Warrants exercised	100,000	100	21,900			22,000

Stock based compensation			45,840			45,840

Private placement common stock costs			(46,000)			(46,000)

Net income (unaudited)					766,866	766,866

Balance -April 30, 2007	15,839,613	$15,840	$12,808,669	$(606,023)	$(6,315,299)	$5,903,187

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended
	April 30,
	2007	2006

Cash flows from operating activities
Net income	$766,866	$416,914
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,208,172	1,428,909
Recovery provisions for bad debt allowance, net	11,000
Stock based compensation	45,840	-
Deferred revenue	382,513	509,674
Deferred rent	4,808	49,740
Changes in operating assets and liabilities
Trade and installment accounts receivable	(719,641)	(282,274)
Prepaid expenses and other assets	(27,797)	13,286
Accounts payable and accrued expenses	24,792	18,111
Net cash provided by operating activities	1,696,553	2,154,360

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	(12,271)	(58,327)
Capitalized software development costs	(663,335)	(670,887)
Purchases of property and equipment	(5,502)	(27,656)

Net cash used in investing activities	(681,108)	(756,870)

Cash flows from financing activities
Private placement common stock issuance costs	-	(96,216)
Proceeds from exercise of common stock options and warrants	22,000	1,360
Purchase of treasury stock	-	(75,000)
Principal payments on note payable	-	(250,002)

Net cash provided by (used in) financing activities	22,000	(419,858)

Net increase in cash and cash equivalents	1,037,445	977,632

Cash and cash equivalents at beginning of year	2,501,520	1,353,316

Cash and cash equivalents at end of the period	$3,538,965	$2,330,948

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$40,978
Non-cash financing activity:
Accrued private placement costs	$46,000	$84,000

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
April 30, 2007
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

These results for the period ended April 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts. As of April 30, 2007 and July 31, 2006, there was an allowance for doubtful accounts of $5,000 and $16,000, respectively.

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

Amortization commences once a product becomes available for sale to customers. All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $266,923 and $756,732 for the three and nine months ended April 30, 2007, which includes a cumulative adjustment of $47,296 for nine months ended April 30, 2007. Such adjustment reduced amortization expense for correcting certain amortization provisions relating to product enhancements and the allocation of costs carried over from the original product. Amortization expense charged to operations was $301,037 and $876,856 for the three and nine months ended April 30, 2006. Capitalized software development costs are net of accumulated amortization of $8,243,745 and $7,487,013 at April 30, 2007 and July 31, 2006, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. For the nine months ended April 30, 2007, the Company recorded $12,271 for contingent payments to Blockade which was recorded as additional goodwill. To date, the Company allocated $135,932 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

6.	Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively. Purchased software is net of accumulated amortization of $692,766 and $467,496 at April 30, 2007 and July 31, 2006, respectively. Customer relationships are net of accumulated amortization of $553,133 and $373,268 at April 30, 2007 and July 31, 2006, respectively. Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 and $225,270 and $75,090 and $307,654 for the three and nine months ended April 30, 2007 and 2006, respectively. Amortization expense charged to operations for customer relationships is $59,955 and $179,865 for the three and nine months ended April 30, 2007 and 2006, respectively. Software purchased in fiscal 2001 was fully amortized in the first quarter of fiscal 2006.

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

The following table sets forth the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006

Numerator:
Net income	$440,587	$21,047	$766,866	$416,914

Denominator:
Weighted average number of common shares (basic)	14,514,387	14,414,387	14,459,608	14,489,393

Effect of dilutive securities:
Stock Options	1,075,362	445,671	863,255	341,410
Warrants	-	69,863	26,073	59,016
	1,075,362	515,534	889,328	400,426

Weighted average number of common shares (diluted)	15,589,749	14,929,921	15,348,936	14,889,819

Basic and diluted income per share	$.03	$.00	$.05	$.03

Potential common shares of 438,000 and 1,246,956 for the three and nine months ended April 30, 2007, and 1,443,000 and 1,563,167 for the three and nine months ended April 30, 2006 are excluded in computing basic and diluted net income per share as their effects would be anti-dilutive.

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

There was $7,500 of compensation cost related to non-qualified stock options recognized in general and administrative expense for the nine months ended April 30, 2007 relating to stock options granted prior to August 1, 2006. There is no additional compensation cost related to non-qualified stock options as all outstanding options granted prior to August 1, 2006 were vested as of October 31, 2006 and no additional options were granted in Fiscal 2007. No income tax benefit was recognized for the nine months ended April 30, 2007.

Stock Option activity during the nine months ended April 30, 2007, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2006	2,690,000	$.76	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(32,000)	1.50	-	-
Outstanding at April 30, 2007	2,658,000	$.75	6.06	$1,232,100
Exercisable at April 30, 2007	2,658,000	$.75	6.06	$1,232,100

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the three and nine months ended April 30, 2006 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three months ended	Nine months ended
	April 30,	April 30,
	2006	2006

Net income , as reported	$21,047	$416,914

Deduct: Total stock-based employee expense determined under fair value based method	$(8,825)	$(425,765)

Net income (loss), as adjusted	$12,222	$(8,851)

Income (loss) per share:
Basic and diluted- as reported	$0.0	$0.03
Basic and diluted - as adjusted	$0.0	$0.00

Restricted Stock Awards

During the quarter ended January 31, 2007, the Company awarded 19,417 shares of restricted Proginet common stock to 4 out of 5 of its non-employee directors for their services as members of the Board of Directors. The restricted stock awards contain time based vesting provisions and vest on August 21, 2007. Additionally, all restrictions on the awards will lapse upon certain situations including death or disability of the director and a change in control of the Company. The awards may not be sold, assigned or transferred during the restriction period and are subject to a repurchase right by the Company should the director cease to remain a director of the Company before the restricted awards are vested.

The fair value of the restricted stock award at the time of grant was $1.03 per share and is being expensed on a straight line basis in general and administrative expenses over their vesting period, 283 days. Total compensation expense recognized related to the restricted stock awards amounts to $31,429 for the three months ended April 30, 2007 and $38,340 for the nine months ended April 30, 2007. As of April 30, 2007, there was $41,659 of total unrecognized compensation related to nonvested restricted stock awards.

A summary of the status of the Company’s restricted stock awards as of April 30, 2007 and changes during the first nine months of Fiscal 2007 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at August 1, 2006	-	$-
Granted	77,668	$$1.03
Vested	-	-
Forfeited	-	-
Nonvested at April 30, 2007	77,668	$$1.03

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

Results of Operations

Revenues

Total revenues for the quarter ended April 30, 2007 amounted to $2,470,399, representing an increase of $504,178, or 25.6% compared to revenues of $1,966,221 for the quarter ended April 30, 2006. Total revenues for the nine months ended April 30, 2007 amounted to $7,043,019, representing an increase of $670,862 or 10.5% compared to revenues of $6,372,157 for the nine months ended April 30, 2006.

Software license revenues for the quarter ended April 30, 2007 amounted to $982,597 representing an increase of $528,737, or 116.5%, compared to software license revenues of $453,860 for the quarter ended April 30, 2006. Software license revenues for the nine months ended April 30, 2007 amounted to $2,662,824 representing an increase of $1,040,918, or 64.2%, compared to software license revenues of $1,621,906 for the nine months ended April 30, 2006. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $875,363, $104,746 and $2,488, respectively, for the quarter ended April 30, 2007 compared to $343,405, $110,455 and $0, respectively, for the quarter ended April 30, 2006. For the nine months ended April 30, 2007, direct sales, international distributor sales and OEM sales amounted to $1,769,536, $831,310 and $61,978 compared to the prior year nine months period of $1,053,926, $332,571 and $235,409.  The increase in software license revenues for the three and nine months ended April 30, 2007 is due to an increase in sales from our advance managed file transfer technology, especially with larger organizations.

Software maintenance fees and other increased by $18,389, or 1.3% to $1,453,102 compared to such fees for the quarter ended April 30, 2006 of $1,434,713. Software maintenance fees and other decreased by $20,184 or 0.5% to $4,283,495 compared to such fees for the nine months ended April 30, 2006 of $4,303,679. For the three months ended April 30, 2007, the increase in software maintenance fees and other is due to an increase in software license revenues for the period. For the nine months ended April 30, 2007, the maintenance fees earned on software license revenue were offset by maintenance contract cancellations of acquired legacy software solutions. While these legacy solutions still contribute to Company’s maintenance revenue base, they are no longer actively promoted in the marketplace.

Fees for professional services for the quarter ended April 30, 2007 amounted to $34,700 compared to fees for professional services of $77,648 for the quarter ended April 30, 2006, representing a decrease of $42,948 or 55.3%. Fees for professional services for the nine months ended April 30, 2007 amounted to $96,700 compared to fees for professional services of $446,572 for the nine months ended April 30, 2006, representing a decrease of $349,872 or 78.3%. The decrease in professional service fee revenue is primarily due to the completion of professional service engagements for the acquired Blockade Systems Corp. customers and a decline in services rendered to our OEM partner customers.

Operating Expenses

Operating expenses increased to $2,046,880 from $1,940,429 for quarter ended April 30, 2007 and April 30, 2006 respectively, an increase of $106,451 or 5.5%. Operating expenses increased to $6,318,967 from $5,934,489 for the nine months ended April 30, 2007 and 2006 respectively, an increase of $384,478 or 6.5%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended April 30, 2007 amounted to $406,629, representing a decrease of $64,822 or 13.7%, compared to cost of software licenses of $471,451 for the quarter ended April 30, 2006. Cost of software licenses for the nine months ended April 30, 2007 amounted to $1,207,536, representing a decrease of $199,459 or 14.2%, compared to cost of software licenses of $1,406,995 for the nine months ended April 30, 2006. The decrease in cost of software licenses for the three months ended April 30, 2007 is primarily due to a decrease in hardware token sales related to the identity and access management technology and the enhancements of certain capitalized products which extended the useful life of such products and therefore decreased the associated amortization expense. For the nine months ended April 30, 2007, the decrease is related to the full amortization of certain purchased software costs from the prior year periods and an adjustment for correcting certain amortization provisions relating to product enhancements and the allocation of costs carried over from the original product.

Cost of maintenance fees and other (which is principally consist of technical support payroll) for the quarter ended April 30, 2007 amounted to $268,078, representing a decrease of $64,779 or 19.5%, compared to cost of maintenance fees and other of $332,857 for the quarter ended April 30, 2006. Cost of maintenance fees and other for the nine months ended April 30, 2007 amounted to $887,571, representing a decrease of $45,943 or 4.9%, compared to cost of maintenance fees and other of $933,514 for the nine months ended April 30, 2006. The decrease in cost of maintenance fees and other for the three and nine months ended April 30, 2007 is due to a decrease in the allocation of employee related costs for technical services as such costs are being allocated to the research and development of the Company’s future products and to the sales organization.

Commissions amounted to $233,993 for the quarter ended April 30, 2007 compared to commissions of $176,265 for the quarter ended April 30, 2006, representing an increase of $57,728 or 32.8%. Commissions amounted to $983,598 for the nine months ended April 30, 2007 compared to commissions of $710,558 for the nine months ended April 30, 2006, representing an increase of $273,040 or 38.4%. The increase in commission expense is directly related to the increase in direct sales for the three months ended April 30, 2007, and direct and international distributor sales for nine months ended April 30, 2007.

Research and development costs amounted to $51,905 for the quarter ended April 30, 2007, compared to research and development costs of $20,735 for the quarter ended April 30, 2006, representing an increase of $31,170 or 150.3%. Research and development costs amounted to $129,732 for the nine months ended April 30, 2007 compared to research and development costs of $59,474 for the nine months ended April 30, 2006, representing an increase of $70,258 or 118.1%. The increase in research and development costs for the three and nine months ended April 30, 2007 is due to an increase in employee and employee related costs allocated to the research of the Company’s future technology.

Selling and marketing expense for the quarter ended April 30, 2007 amounted to $440,620 representing an increase of $57,382 or 15%, compared to selling and marketing expense of $383,238 for the quarter ended April 30, 2006. Selling and marketing expense for the nine months ended April 30, 2007 amounted to $1,280,740 representing an increase of $195,517 or 18%, compared to selling and marketing expense of $1,085,223 for the nine months ended April 30, 2006. The increase in selling and marketing for the three and nine months ended April 30, 2007 is primarily due to an increase in technical employee and employee related costs utilized in the sales cycle process, increased costs for public relations communications, retention of an industry analyst for additional research services and an increase in customer and distributor visitations by the sales organization.

General and administrative expense for the quarter ended April 30, 2007 amounted to $636,760, representing an increase of $93,916 or 17.3% compared to $542,844 in general and administrative expense for the quarter ended April 30, 2006. General and administrative expense for the nine months ended April 30, 2007 amounted to $1,803,155, representing an increase of $185,274 or 11.5% compared to $1,617,881 in general and administrative expense for the nine months ended April 30, 2006. The increase in general and administrative expense for the three and nine months ended April 30, 2007 is related to the issuance of Proginet restricted common stock to 4 out of 5 of its non-employee directors for their services as members of the Board of Directors, an increase in employee profit sharing and management discretionary compensation expense as defined financial targets were met and an increase in employee headcount and employee allocable related costs associated with the implementation of an investor relations program and strategic alliance initiatives for the nine months ended April 30, 2007.

The Company reported a net income of $440,587 and $21,047 for the three months ended April 30, 2007 and 2006, respectively, and a net income of $766,866 and $416,914 for the nine months ended April 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At April 30, 2007, the Company had a cash and cash equivalent balance of $3,538,965.

Operating activities provided cash of $1,696,553 for the nine months ended April 30, 2007. This resulted primarily from net income of $766,866, non-cash charges for depreciation and amortization of $1,208,172, an increase in deferred revenues of $382,513 due to increase in maintenance cash collections and new maintenance billings, offset by an increase in accounts receivable of $708,641 from new license sales.

Investing activities used cash of $681,108 for the nine months ended April 30, 2007 primarily for costs associated with the development of the company's software products.

On October 4, 2006, the Company increased its line of credit with a bank from $550,000 to $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires September 24, 2007. As of April 30, 2007, the Company has not borrowed against this line of credit.

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

PART II. OTHER INFORMATION

Item6.	Exhibits

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

PROGINET CORPORATION
(Registrant)

Date May 22, 2007	/s/ Kevin M. Kelly
Kevin M. Kelly, President and
Chief Executive Officer

Date May 22, 2007	/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer