Form 10KSB
period 2007-07-31
PROGINET CORP
filed 2007-09-21
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 000-30151

Proginet Corporation
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3264929 (I.R.S. Employer Identification No.)

200 Garden City Plaza, Garden City, New York (Address of principal executive offices)	11530 (Zip Code)

Issuer's telephone number   (516) 535-3600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes ___       No _X_

The issuer’s revenues for its most recent fiscal year were $9,377,254.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of  September 14, 2007 was approximately $24,280,000.  All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the issuer.

There were 14,626,355 shares of Common Stock outstanding at September 14, 2007.

Documents Incorporated by Reference: The information required by Part III of this Form 10-KSB is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:

Yes ___       No _X_

i

Part I

Item 1.	Description of Business

Proginet Corporation ("Proginet" or the "the Company") is a security software company focused on critical aspects of data security and identity security, addressing the security and protection of data while it is both in motion and at rest.  The benefits of Proginet's solutions enable companies to securely automate, schedule, and audit the transfer of data between all types of computers, both internal and external to the company, and to secure, control, and manage enterprise user communities and their access to corporate resources and information assets – all while facilitating the corporate requirement to satisfy regulatory mandates.  The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in North America through its direct sales force and value-added resellers (“VARs”) and internationally through a global network of distributors.  The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States and Europe.

Proginet's global customer base currently spans more than 20 countries and includes many Global 2000 companies.  The company is headquartered in Garden City, N.Y., with offices in Toronto, Canada, and is publicly traded under the symbol (OTCBB:PRGF).  For more information, visit www.proginet.com

General Development of the Business

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

Products

This section provides a brief overview of the principal products marketed by Proginet.  Proginet has designed its products with an emphasis on security, reliability, scalability, ease of deployment and use, and strong ROI.  Proginet’s goal is to provide its customers with the ability to secure and control information assets as data is transferred, and achieve corporate objectives, while satisfying regulatory compliance mandates and driving corporate efficiency.

Product Category: Data Security & Movement

Proginet’s advanced managed file transfer (MFT) technology allows users to send information over extended corporate networks and over the Internet, confident that no one other than the intended recipient can read or receive the information.  Proginet’s advanced MFT software is in use at some of the largest corporations in the world.  The Company's flagship solution, CyberFusion Integration Suite (CFI)™, was introduced to the market in July 2005 to satisfy the B2B data transfer requirements of global enterprises, in addition to satisfying the enterprise data transfer needs already addressed by Proginet's other MFT solutions.

Proginet believes that CFI positions the company for continued, rapid growth.  Accelerating market globalization, major advances in technology, and increased levels of security risk, have dramatically increased the importance of MFT. In fact, managed file transfer has become a critical element of data integration and application integration for major enterprises.

The enterprise need for more advanced MFT capabilities is compelling and driven by many factors. The most significant drivers include:

•	Integration Requirements
•	Security
•	Regulatory Compliance Mandates
•	Control & Management
•	Open Standards
•	Efficiency

CFI has been developed specifically to address these key drivers. The following section provides a high-level overview of CFI and its components:

CyberFusion Integration Suite ™: CFI is a totally integrated advanced managed file transfer solution that provides a single point of control for all file-transfer activity inside and outside an extended enterprise. A multi-platform solution that serves the mainframe world and all major distributed platforms, CFI enables organizations to conduct all enterprise file transfer securely and efficiently with internal departments, suppliers, business partners, and customers, and to integrate with a broad range of B2B applications in support of end-to-end processing.

From a conceptual level, CFI is comprised of four major integrated components, as detailed below:

CFI Command Center: The Command Center provides a single point of control to manage all enterprise file transfers – inside and outside the enterprise, and across all platforms. The Command Center's Web-based interface provides a single view of all file transfer activity, including server management, user profiles, alerts, status reporting, and audit logging. The Command Center easily monitors the incoming and outbound file transfers of a company and the company's business partners.

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

CFI Internet Server: Internet Server enables organizations to exchange information securely over the Internet – with complete control. Internet Server is ideal for integrating with trading partners and for building secure trading partner networks; the only requirement for trading partners is a standard Web browser (no client software is required).

CFI Commerce Server: Commerce Server is a fully-featured electronic data interchange (EDI) integration solution for B2B data exchange and is appropriate for a range of vertical industries including healthcare, retail, manufacturing, and financial services. Commerce Server supports EDI, the standard data format for exchanging business data, and provides full transaction mapping, transformation, and auditing functionality. In conjunction with CFI's Internet Server, Commerce Server supports Internet EDI, enabling organizations to transition from, and eliminate, value-added networks (VANs) and lease lines, and high associated costs. Companies using Commerce Server for Internet EDI can integrate suppliers and trading partners seamlessly over the Internet, with zero transaction cost.`

Product Category: Identity & Access Management

Enterprises face many challenges when it comes to managing passwords and the user identity lifecycle. The challenges begin right from the start, when a new user requires access to an application, and continues through to the end of that lifecycle, when the user leaves the organization and needs to be deprovisioned (removed) to prevent further access.

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

The following section provides an overview of Proginet products that fall under the category of identity and access management:

SecurPass®: SecurPass is a security software solution for enterprise password management. SecurPass protects data within the enterprise – locking out unauthorized users – and integrates the enterprise's disparate platforms so that users can access all of their business applications using a single password. SecurPass comprises two modules that can be deployed either together or separately in an organization to achieve password synchronization and/or reset functionality.

SecurPass:Reset: Proginet's security module for self-service, password reset, SecurPass:Reset enables users to reset their own passwords in real time, eliminating expensive calls to the organization's help desk. A Web-based, self-service utility, SecurPass:Reset prompts users through the reset process – quickly, effortlessly, and efficiently.

SecurPass:Sync: SecurPass:Sync is a security module for synchronizing user passwords across multiple platforms; users only have to remember a single password to access all of their critical business applications. This minimizes the potential for password exposure and mitigates security risk for the organization.

SecurForce™: SecurForce, from Proginet, is a comprehensive software suite that provides provisioning and user life-cycle management for the large or extended enterprise. SecurForce delegates and automates many of the identity management processes commonly implemented by large enterprises – and does so across the entire user life cycle.

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

SyncServ: The identity and password synchronization module reduces the number of passwords a user needs to one – regardless of the number of platforms or applications the user is authorized to access. User-password changes propagate across all systems automatically and systems are securely synchronized in real-time.

SecurAccess™: SecurAccess is a single sign-on solution for the enterprise that enables users to access corporate resources and applications using a single, secure password. A centralized enterprise access control and management solution,  SecurAccess takes advantage of the power of the IBM z/OS Enterprise Server system to effectively solve the organization’s security and access challenges. With SecurAccess, users have access to enterprise applications on any server authorized to their profile; they can access these applications seamlessly and in complete compliance with enterprise security policies.

SecurAccess™ with VASCO® Tokens: Two-factor authentication is gaining popularity within organizations and has been adopted by a number of major consumer-facing financial institutions. Seen as a viable, and indeed desirable, method of improving password strength and overall security, two-factor authentication combines something you have (a physical device) – with something you know (a password). Proginet's SecurAccess combines with VASCO Digipass® tokens to deliver true, two-factor authentication, enabling secure user access to corporate resources and applications.

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

Strategy

Data breaches represent one of the most critical problems that companies must address.  However, the accelerating growth of the global economy demands that more and more data be shared among business partners.  Thus the security and control of data as it moves within and between companies remains as one of the highest IT priorities throughout the world.  It is more imperative than ever to control, track, and audit all of the information leaving and entering an enterprise every day.

Product Strategy: Proginet’s product strategy continues to be to develop and market enterprise security software solutions that are standards-based, forward-looking and interoperable, and capable of meeting or exceeding the market's evolving requirements in terms of data movement, security and regulatory compliance. The Company's core technologies are integral to an enterprise's overall business process and promote secure, controlled data security and movement and identity and access management.  Proginet implements its strategy by investing in a highly qualified research and development team that produces and brings to market unique and creative products, as well as establishing partnerships to acquire components and expertise in complementary technologies geared to the security software requirements of large, medium and small enterprises.

Proginet provides secure enterprise software to many diversified industries worldwide with technology that includes advanced security and management features to ensure secure access and control over enterprise systems and data. Proginet’s technology provides comprehensive features and capabilities to ensure compliance with laws, regulations, and mandates, as well as standards appropriate for these industries – generating cost effective, efficient, scalable, reliable and secure infrastructures to move, manage, protect and secure the typical enterprise's most important asset – its data.

The driving force behind Proginet’s strategy is the absolute dedication and commitment to fully utilize Proginet’s expertise, background, and core competencies in the critical area of security related to data movement and control.  These competencies have resulted in Proginet’s product development architecture, which is focused on critical aspects of data security.  This development architecture is an evolutionary approach to integrate all of the methods of data communications under one comprehensive data security and control umbrella.  The core product under which this development is taking place is the Cyberfusion Integration (CFI) Suite.

CFI is an end-to-end, advanced managed file transfer (MFT) solution that tightly integrates all enterprise file-transfer activity, both inside and outside the enterprise – enabling the organization to achieve total control, security, and efficiency with all file-based business activity. CFI's value proposition is underpinned by the fundamental concepts of: single point of control, total security, total auditability, guaranteed delivery, end-to-end process automation, and transfers inside and outside the extended enterprise.

One of the key components of the CFI Suite is the CFI Command Center, a central control capability that serves as the central hub for the synchronization and coordination of all activities of the other CFI components that are deployed on network servers throughout the enterprise.  A key product development strategy is to incorporate more types of data flows under the umbrella of the Command Center.  To that end, last year Proginet introduced the CFI Commerce Server, which provides the capability to incorporate and control all EDI based files within the CFI Suite.  This year Proginet will be introducing the CFI Attachment Manager to provide a superior method of handling email attachments to solve the growing problems of attachment size and space requirements in email systems.  But by incorporating this component within CFI, customers will also benefit from all of the control, security, and auditing capabilities which are already a part of the CFI suite.

Proginet's CFI technology follows a logically designed “road map” and provides a master control system to secure and protect access to, and movement of, enterprise data – anywhere, anytime and anyhow – with industry standards for compliance and control.  CFI also complies with Service Oriented Architecture (SOA) standards, which allows for CFI to be utilized as set of integrated services within the SOA structure of any sized corporation.  As more and more companies adopt an SOA architecture, this will serve as a strong differentiator between CFI and other products.

For clients looking to adopt our technology enterprise-wide, Proginet provides a logical and orderly migration path – an evolutionary approach – to building and managing a total infrastructure for data movement. We also define the deployment strategies and phases of deployment required to achieve a secure data-integration environment.

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

The sales component emphasizes the need to develop more aggressive and creative sales and marketing programs.  Every aspect of Proginet's sales process has been improved from the perspective of lead generation, lead qualification, product evaluation, and the closing of business.  The sales strategy is specifically focused on increasing the average size of deals and reducing the average length of the sales process.

The acquisition strategy is focused on the acquisition of products and/or companies that satisfy Proginet's core acquisition objectives. These include either the acquisition of a customer and revenue base in Proginet's existing technology market, or the acquisition of complementary technologies that expand Proginet's offerings to our target markets.

Proginet will continue to establish domestic alliances with VARS, distributors, and major system integrators.  With a focus of leveraging the expertise of these firms in their respective vertical markets, Proginet is strengthening its ability to penetrate these markets.  In 2007 significant inroads were made with government and healthcare opportunities in this manner.  Proginet’s dedicated alliance group will continue to forge alliances to open up other verticals.  This is anticipated to be a significant source of revenue in the future.

Sales and Marketing

Proginet’s sales strategy is comprised of three sales models: direct sales in North America; indirect sales through distribution partners and VARs in over 23 countries around the world and in the United States; and strategic alliances with partners who integrate Proginet’s technology with their technology and sell the combined product(s).  This last model is commonly referred to as OEM.

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees.  The direct sales model covers the entire sales cycle from lead generation through a proof-of-concept (POC) evaluation process, to the signing of a software license agreement.  Proginet estimates that the “typical” sales cycle averages about 90 days for smaller sales, and up to 150 days or more for larger sales, and that the company closes the sale in approximately thirty five (35) percent of POC’s started.

The indirect sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales.  Distributor partnerships are established in local markets and Proginet commits significant resources to train and support them to sell Proginet software in their countries.  The distributors’ role is to act as agents, make the marketplace aware of Proginet’s technology and explain how the technology can be used in their business environments.  Proginet supports the distributors with assistance and support, customer installations, and training whenever necessary.  Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned, and commitment to closing sales.  In addition, Proginet’s VAR relationships leverage the sales and marketing facilities of these entities to promote Proginet products through the VAR networks.  Similar to a distributor partnership, VARs are trained extensively in Proginet’s software, however customer support and maintenance is generally preformed by Proginet.  As such, VARs are compensated at a commission rate of 25% to 40% of the license revenue generated.

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

Proginet’s marketing strategy is centered on communicating the Company’s product solutions and overall value proposition to the marketplace.  It is focused on two primary categories:  targeted vertical marketing and marketing communications.

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

Customers

Proginet has established a worldwide customer base of companies or organizations in more than 20 countries. These customers are engaged in financial services, insurance, healthcare, telecommunications, government, and many other vertical industries.  No one customer represented 10% or more of Proginet’s revenues during each of the past two fiscal years.

Suppliers

Proginet is not reliant on any particular supplier for any of its operating needs.  Any products required can be purchased from a number of sources.

Competition

The enterprise software space in which Proginet operates is highly competitive.  Many of our competitors, including IBM, Computer Associates, Sterling Commerce (an AT&T company), Tumbleweed, and Axway have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources.  Certain of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development.  If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise.  We cannot assure shareholders or other parties that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Proprietary Rights

Proginet does not possess any patents.  Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights.  Proginet has registered, filed to register, or trademarked the names CyberFusion, CyberFusion Integration Suite (CFI), SecurForce, SecurPass, and SecurAccess in the United States. These trademarks are considered significant in the protection of the Company's technology.  The Company believes that its source code and its product designs are best protected by the Company’s Employee Confidential Information and Non-Competition Agreements entered into with each of its employees.

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

Employees

As of July 31, 2007, Proginet had fifty two full-time salaried employees and two consultants on retainer.  The Company believes its relations with its employees are satisfactory.

Research and Development Activities

Proginet's investments in new technology development has and will continue to be a most significant factor in the Company's success.  Proginet's expenditures for development are accounted for as research and development expense and capitalized software development expenditures.  A more thorough explanation of capitalized software and its financial treatment can be found in the Company's financial statements and the associated footnotes.

In 2007, the company incurred research and development expense of $168,222 and incurred capitalized software development expenditures of $937,857.  In 2006 the Company incurred $101,495 in research and development expenses and $876,077 in capitalized software expenditures.  It is the sum of these two costs that represents the investment in new technology offered to the marketplace.

Item 2.	Description of Property

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where most employees are located.  This lease expires May 2013 with current monthly rent payments of approximately $22,000.  Proginet also maintains a satellite office at 21 St. Clair Avenue East, Suite 301, Toronto, Ontario.  This lease expires in May 2010 with current monthly payments of approximately $4,000.

Item 3.	Legal Proceedings

There are no material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

In September 2000, Proginet common stock began trading on the OTC Bulletin Board (“OTC-BB”) under the symbol PRGF.OB. The following table shows the high and low bid information, in U.S. dollars, of Proginet’s common stock on the OTC-BB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
July 31, 2007	$1.70	$1.13
April 30, 2007	$1.25	$1.01
January 31, 2007	$1.14	$0.66
October 31, 2006	$1.26	$0.70
July 31, 2006	$1.25	$0.70
April 30, 2006	$0.95	$0.62
January 31, 2006	$0.90	$0.33
October 31, 2005	$0.50	$0.31

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

Securities authorized for issuance under equity compensation plan

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a))

Equity compensation plans approved by security holders	2,623,700	$.75	53,812

Equity compensation plans not approved by security holders	-	-	-

Total	2,623,700	$.75	53,812

Item 6.	Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Fiscal Periods Ended July 31, 2007 and July 31, 2006

Total revenues for the year ended July 31, 2007 amounted to $9,377,254, representing an increase of $879,187, or 10.3% compared to revenues of $8,498,067 for the year ended July 31, 2006.

Software license revenues for the year ended July 31, 2007 amounted to $3,441,518 representing an increase of $1,075,966, or 45.5%, compared to software license revenues of $2,365,552 for the year ended July 31, 2006.  Software license revenue is sold directly through domestic sales executives, indirectly through distributors and VARs and through OEM partners. Direct sales, indirect sales and OEM sales amounted to $2,102,478, $1,256,622 and $82,418 for the year ended July 31, 2007, respectively,  compared to $1,665,537, $442,359 and $257,656 for the year ended July 31, 2006, respectively.  The increase in software license revenues is primarily due to an increase in the dollar value of the individual license agreements for the advance managed file transfer technology, especially with larger organizations, both domestically and internationally.

Software maintenance fees and other increased by $104,843, or 1.9% to $5,771,786 compared to such fees in fiscal 2006 of $5,666,943. The increase in software maintenance fees and other is primarily due to an increase in software license revenues offset by maintenance contract cancellations of acquired legacy software solutions.  While these legacy solutions still contribute to the Company’s maintenance revenue base, they are no longer actively promoted in the marketplace.

Fees for professional services for the year ended July 31, 2007 amounted to $163,950 compared to fees for professional services of $465,572 for the year ended July 31, 2006, representing a decrease of $301,622 or 64.8%. The decrease in professional service fees revenue is primarily due to the completion of professional service engagements for the acquired Blockade Systems Corp. customers and a decline in services rendered to our OEM partner customers.

Operating Expenses

Operating expenses increased to $8,511,209 from $7,899,160 for year ended July 31, 2007 and July 31, 2006 respectively, an increase of $612,049 or 7.7%. The increase in operating expenses is primarily a result of the following fluctuations:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the year ended July 31, 2007 amounted to $1,630,696, representing a decrease of $186,913 or 10.3%, compared to cost of software licenses of $1,817,609 for the year ended July 31, 2006.  The decrease in cost of software licenses is primarily due to the full amortization of certain purchased software costs from the prior year periods and a cumulative adjustment of $47,296 for correcting certain amortization provisions relating to product enhancements and the allocation of costs carried over from the original CyberFusion product.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the year ended July 31, 2007 amounted to $1,191,865, representing a decrease of $39,169 or 3.2%, compared to cost of maintenance fees and other of $1,231,034 for the year ended July 31, 2006. The decrease in cost of maintenance fees and other is due to a decrease in the allocation of employee related costs for technical services as such costs are being allocated to the research and development of the Company’s future products and to the sales organization.

Commissions amounted to $1,261,814 for the year ended July 31, 2007 compared to commissions of $959,895 for the year ended July 31, 2006, representing an increase of $301,919 or 31.5%. The increase in commission expense is directly related to the increase in direct and international distributor software sales for the year ended July 31, 2007.

Research and development amounted to $168,222 for the year ended July 31, 2007 compared to $101,495, representing an increase of $66,727 or 65.7% for the year ended July 31, 2007. The increase in research and development expenses is attributable to increased resources allocated to the product development and testing activities of the Company’s new products.

Selling and marketing expense for the year ended July 31, 2007 amounted to $1,776,408 representing an increase of $280,396 or 18.7%, compared to selling and marketing expense of $1,496,012 for the year ended July 31, 2006. The increase in selling and marketing is primarily due to an increase in technical employee and employee related costs of $141,688 utilized in the sales cycle process, increased costs of $99,902 for public relations communications, retention of an industry analysts for additional research services and an increase of $38,142 in customer and distributor visitations by the sales organization.

General and administrative expense for the year ended July 31, 2007 amounted to $2,439,057, representing an increase of $276,188 or 12.8% compared to $2,162,869 in general and administrative expense for the year ended July 31, 2006. The increase in general and administrative expense is partially due to a $48,959 increase in Board of Director fees, a $50,486 increase in employee profit sharing and management discretionary compensation expense as defined Fiscal 2007 financial targets were met, a $52,524 increase in professional fees primarily relating to tender offer costs and other corporate matters, a $80,234 increase in additional employee headcount from the establishment of a strategic alliance and investor relations department and a $31,647 increase for other investor relations initiatives such as conferences and direct mailings.

The Company reported a net income of $936,852 for 2007 compared to a net income of $584,564 for 2006.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007, the Company had a cash balance of $3,439,988.

Operating activities provided cash of $1,891,898 for the fiscal year ended July 31, 2007.  This resulted primarily from a net income of $936,852 and non-cash charges for depreciation and amortization of $1,629,999 offset by a decrease in deferred revenue of $167,999 caused by a decrease in advanced billing cash collections and an increase in trade accounts receivable due to the increase in software sales and licenses.

Investing activities used cash of $980,918 for the fiscal year ended July 31, 2007, primarily for costs associated with the development of the Company’s software products.

Financing activities provided cash of $27,488 primarily from the exercise of 34,300 stock options and 100,000 warrants.

The Company has available a line of credit of $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires September 24, 2007, at which time the Company intends to renew this line of credit.  As of July 31, 2007, the Company has not borrowed against this line of credit.

The Company believes that its present cash, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

The following table lists the Company’s cash contractual obligations as of July 31, 2007:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$1,858,284	$318,694	$658,443	$613,227	$267,920

(1) The Company leases office space in Garden City, New York and Toronto, Ontario and leases certain computer equipment for technical support efforts and administrative purposes.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has determined that the adoption of FAS 159 will not have a material impact on the Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 will have on the Company’s Financial Statements.

The Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has determined that the adoption of FIN 48 will not have a material impact on the Financial Statements.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Proginet Corporation

We have audited the accompanying balance sheets of Proginet Corporation as of July 31, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Melville, New York
September 14, 2007

PROGINET CORPORATION
Balance Sheets
July 31

	2007	2006
Assets

Current assets
Cash	$3,439,988	$2,501,520
Trade accounts receivable, net	1,328,326	599,498
Prepaid expenses	77,945	41,052
Total current assets	4,846,259	3,142,070

Property and equipment, net	167,933	197,276
Capitalized software development costs, net	3,105,982	3,197,811
Purchased software, net	733,918	1,034,278
Customer relationships, net	585,990	825,810
Goodwill	135,932	123,661
Other assets	35,870	32,445
	$9,611,884	$8,553,351

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$923,617	$702,830
Deferred revenues	2,361,867	2,570,977
Deferred rent	4,541	-
Total current liabilities	3,290,025	3,273,807

Deferred revenues	44,390	3,279
Deferred rent	161,892	161,784
	3,496,307	3,438,870

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,873,913 shares issued at July 31, 2007 and 15,739,613 at July 31, 2006	15,874	15,740
Additional paid-in capital	12,851,039	12,786,929
Treasury stock 1,325,226, at cost, at July 31, 2007 and July 31, 2006	(606,023)	(606,023)
Accumulated deficit	(6,145,313)	(7,082,165)
Total stockholders’ equity	6,115,577	5,114,481

	$9,611,884	$8,553,351

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Income

	Year ended July 31,
	2007	2006
Revenues
Software licenses	$3,441,518	$2,365,552
Software maintenance fees and other	5,771,786	5,666,943
Professional services	163,950	465,572
	9,377,254	8,498,067

Operating Expenses
Costs of software licenses	1,630,696	1,817,609
Costs of maintenance fees and other	1,191,865	1,231,034
Costs of professional services	43,147	130,246
Commissions	1,261,814	959,895
Research and development	168,222	101,495
Selling and marketing	1,776,408	1,496,012
General and administrative	2,439,057	2,162,869
	8,511,209	7,899,160

Income from operations	866,045	598,907

Other income (expense)
Interest income	70,807	32,679
Interest expense	-	(47,022)
	70,807	(14,343)

Income before income taxes	936,852	584,564

Income tax expense	-	-

Net income	$936,852	$584,564

Basic and diluted income per common share	$.06	$.04

Weighted average common shares outstanding – basic	14,478,031	14,470,436

Weighted average common shares outstanding – diluted	15,486,239	14,987,941

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Stockholders’ Equity
Years ended July 31, 2007 and 2006

	Common stock		Additional paid- in	Treasury	Accumulated
	Shares	Amount	capital	stock	deficit	Total

Balance – August 1, 2005	15,731,613	$15,732	$12,906,643	$(531,023)	$(7,666,729)	$4,724,623

Exercise of common stock options and warrants	8,000	8	1,352			1,360

Private placement common stock issuance, net			(121,066)			(121,066)

Repurchase of shares				(75,000)		(75,000)

Net income					584,564	584,564

Balance – July 31, 2006	15,739,613	15,740	12,786,929	(606,023)	(7,082,165)	5,114,481

Exercise of common stock options and warrants	134,300	134	27,354			27,488

Stock based compensation			79,756			79,756

Private placement common stock issuance, net			(43,000)			(43,000)

Net income					936,852	936,852

Balance – July 31, 2007	15,873,913	$15,874	$12,851,039	$(606,023)	$(6,145,313)	$6,115,577

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows

	Year ended July 31,
	2007	2006

Cash flows from operating activities
Net income	$936,852	$584,564
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,629,999	1,862,665
Recovery provisions for bad debt allowance, net	11,000	-
Stock based compensation	79,756	-
Deferred revenue	(167,999)	411,183
Deferred rent	4,649	73,414
Changes in operating assets and liabilities
Trade accounts receivable	(739,828)	12,975
Prepaid expenses and other assets	(40,318)	7,033
Accounts payable and accrued expenses	177,787	82,817

Net cash provided by operating activities	1,891,898	3,034,651

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp	(12,271)	(58,327)
Capitalized software development costs	(937,857)	(876,077)
Purchase of property and equipment	(30,790)	(31,005)

Net cash used in investing activities	(980,918)	(965,409)

Cash flows from financing activities
Private placement common stock issuance costs	-	(14,066)
Purchase of treasury stock	-	(75,000)
Proceeds from exercise of common stock options and warrants	27,488	1,360
Principal payments on note payable	-	(833,332)

Net cash provided by (used in) financing activities	27,488	(921,038)

Net increase in cash and cash equivalents	938,468	1,148,204

Cash at beginning of the year	2,501,520	1,353,316

Cash at end of the year	$3,439,988	$2,501,520

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$47,022
Non-cash financing activity:
Accrued private placement costs	$43,000	$107,000

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

(1)	Nature of Business and Summary of Significant Accounting Policies

Nature of Business
Proginet Corporation ("Proginet" or the "the Company") is a security software company focused on critical aspects of data security and identity security, addressing the security and protection of data while it is both in motion and at rest.  The benefits of Proginet's solutions enable companies to securely automate, schedule, and audit the transfer of data between all types of computers, both internal and external to the company, and to secure, control, and manage enterprise user communities and their access to corporate resources and information assets – all while facilitating the corporate requirement to satisfy regulatory mandates.  The Company maintains a philosophy of internally developing products, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key technology partners. The Company sells its products in North America through its direct sales force, VARs, and internationally through a global network of distributors.  The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States and Europe.  The Company operates and is managed as one reportable segment.

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

JULY 31, 2007 AND 2006

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

Commission Expense
Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 15% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% and VARs are compensated at a commission rate of 25% to 40% of the license revenue generated. The rates vary based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for.

Accounts Receivable
The Company continually reviews accounts for collectibility and establishes an allowance for doubtful accounts.  As of July 31, 2007 and 2006, there was an allowance for doubtful accounts of $5,000 and $16,000, respectively. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions.

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

JULY 31, 2007 AND 2006

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

Amortization commences once a product becomes available for sale to customers.  Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $1,029,686 and $1,152,128 in fiscal 2007 and 2006, respectively.  Capitalized software development costs were net of accumulated amortization of $8,516,699 and $7,487,013 at July 31, 2007 and 2006, respectively.  Estimated amortization expense for the succeeding five years is $1,025,850 in fiscal 2008, $811,274 in fiscal 2009, $587,044 in fiscal 2010, $444,690 in fiscal 2011, and $228,269 in fiscal 2012.   Capitalized software development costs are retired from the balance sheet when fully amortized.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

Income Per Share
Income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.
The following table sets forth the computation of basic and diluted income per share:

	Year ended July 31,
	2007	2006
Numerator
Net income	$936,852	$584,564

Denominator
Weighted average number of common shares (basic)	14,478,031	14,470,436

Effect of dilutive securities:
Stock options	988,654	455,768
Warrants	19,554	61,737
	1,008,208	517,505
Weighted average number of common shares (diluted)	15,486,239	14,987,941

Basic and diluted income per share	$.06	$.04

Potential common shares of 1,003,467 and 1,289,875 at July 31, 2007 and 2006, respectively, issueable upon exercise of stock options and warrants are excluded in computing basic and diluted net income per share for fiscal 2007 and 2006, as their effects would be anti-dilutive.

Stock Options and Stock Based Compensation
Effective August 1, 2006, Proginet adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to August 1, 2006, Proginet accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. Proginet also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Because the Company previously adopted the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material. Proginet adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

There was $7,500 of compensation cost related to non-qualified stock options recognized in general and administrative expense for the year ended July 31, 2007 relating to stock options granted prior to August 1, 2006. There is no additional compensation cost related to non-qualified stock options as all outstanding options granted prior to August 1, 2006 were vested as of October 31, 2006 and no additional options were granted in Fiscal 2007.  No income tax benefit was recognized for the year ended July 31, 2007.

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the year ended July 31, 2006 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

2006

Net income as reported	$584,564

Deduct: Stock-based employee compensation expense determined under fair value based method for all options	(434,590)

Net income as adjusted	$149,974
Net income per share:
Basic and diluted-as reported	$.04
Basic and diluted-as adjusted	$.01

The per share weighted average fair value of stock options granted during fiscal 2006 was $.62, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; risk free interest rate of 3.99% , expected stock volatility of 116% (based primarily on the Company’s historical stock prices), and an expected option life of approximately five years.  These assumptions are used for these calculations only and they do not necessarily represent an indication of management’s expectations of future developments.

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

Statement of Cash Flows and Liquidity
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at July 31, 2007 and at July 31, 2006.  There were no income taxes paid during the years ended July 31, 2007 and 2006.

Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has determined that the adoption of FAS 159 will not have a material impact on the Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 will have on the Company’s Financial Statements.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

The Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company has determined that the adoption of FIN 48 will not have a material impact on the Financial Statements.

Reclassifications
Certain prior year’s balances have been reclassified to conform to the current year’s presentation.

(2)	Acquisition

On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,389,643. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property.  The Agreement also provides for contingent payments to Blockade, payable annually over three years following the acquisition, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. The Company recorded $12,271 and $58,327 for the years ended July 31, 2007 and July 31, 2006, respectively, for contingent payments to Blockade which were recorded as additional goodwill.  To date, the Company allocated $135,932 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

(3)	Purchased Software and Customer Relationships

Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $767,856 and $467,496 at July 31, 2007 and July 31, 2006, respectively. Customer relationships are net of accumulated amortization of $613,088 and $373,268 at July 31, 2007 and July 31, 2006, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $300,360 and $382,744 for the years ended July 31, 2007 and 2006, respectively. Amortization expense charged to operations for customer relationships is $239,820 for the years ended July 31, 2007 and 2006. Software purchased in fiscal 2001 was fully amortized in the first quarter of fiscal 2006. Estimated amortization expense for customer relationships and purchased software for the succeeding four years is $239,820 and $300,360 for fiscal 2007, 2008, 2009 per year, $106,350 and $133,198 for fiscal 2010, respectively.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

(4)	Property and Equipment

Property and equipment consist of the following at July 31:

	2007	2006
Computer and other equipment	$131,087	$367,270
Furniture and fixtures	154,963	154,963
Leasehold improvements	52,938	121,966
	338,988	644,199
Less accumulated depreciation and amortization	(171,055)	(446,923)

	$167,933	$197,276

Depreciation and amortization expense for the years ended July 31, 2007 and 2006 was $60,132 and $87,662, respectively.  Property and equipment are retired from the balance sheet when fully depreciated.

(5)	Note Payable

In connection with the acquisition of Blockade Systems Corp., the Company entered into a Promissory Note (the “Note”) on January 10, 2005 for $1,000,000 with a bank.  The Note was payable in 35 monthly installments of $27,775 commencing February 10, 2005 with the balance of $27,779 due on February 10, 2008. The Note bore interest at ½% above the Bank’s prime rate per annum and was collateralized by the accounts receivable and certain intellectual property of the Company. The amounts due under the Note would have become due and payable immediately upon the occurrence of customary events of default and also required the Company to maintain a “Minimum Debt Service Coverage Ratio”, as defined, on an annual basis.  The Company fully paid the Note on May 26, 2006.

(6)	Credit Lines

On October 4, 2006, the Company increased its line of credit with a bank from $550,000 to $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires September 24, 2007, at which time the Company intends to renew this line of credit.  As of July 31, 2007, the Company has not borrowed against this line of credit.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

(7)	Income Taxes

There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2007 and 2006.  The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income before income taxes:

	2007	2006

Federal tax expense at statutory rate	$317,000	$200,000
State tax expense at statutory rate	54,000	34,000
Increases (reductions) in taxes due to:
Nondeductible expenses	6,000	4,000
Change in valuation allowance	(377,000)	(238,000)
Income tax provision	$-	$-

At July 31, 2007, the Company had available Federal NOL carry forwards amounting to approximately $5,538,000 and research and development tax credit carry forwards of approximately $332,000, which expire in fiscal years 2017 through 2024.  Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur.  In addition, their use is limited to future earnings of the Company.

At July 31, 2007, the Company had available federal net operating loss (NOL) carryforwards expiring in the following fiscal years:

Year ending July 31,	Amount

2017	$652,000
2018	3,427,000
2020	645,000
2023	517,000
2024	297,000
Total NOL carryforward	$5,538,000

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability), and their approximate tax effects are as follows:

	2007	2006
Deferred tax assets
Net operating loss carryforward	$2,203,000	$2,480,000
Deferred revenue	957,000	1,024,000
Bad debt	2,000	6,000
Purchased software	476,000	572,000
Property and equipment	22,000	14,000
Research and development carryforward	330,000	332,000
Stock based compensation	32,000	-
Unbilled rent	66,000	64,000
Gross deferred tax asset	4,088,000	4,492,000
Valuation allowance	(2,843,000)	(3,220,000)
Deferred tax asset	1,245,000	1,272,000

Deferred tax liabilities
Capitalized software development costs	1,236,000	1,272,000
Accounts receivable	1,000	-
Other	8,000	-
Deferred tax liability	1,245,000	1,272,000

Net deferred tax liability	$-	$-

At July 31, 2007 and 2006, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company’s operating results in recent years, however it is reasonably possible these estimates may change.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

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

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

	Shares subject to option	Exercise price per share	Weighted average exercise price
Outstanding at August 1, 2005	2,151,000	$0.16 - $1.85	$0.77
Granted	602,000	$0.75	$0.75
Exercised	(8,000)	$0.17	$0.17
Forfeited	(55,000)	$0.37 - $1.50	$1.26
Outstanding at July 31, 2006	2,690,000	$0.16-$1.85	$0.76
Granted	-	-	-
Exercised	(34,300)	$0.16	$0.16
Forfeited	(32,000)	$1.50	$1.50
Outstanding at July 31, 2007	2,623,700	$0.16-$1.85	$0.75

The following table summarizes information about employee stock options outstanding and exercisable at July 31, 2007:

	Options outstanding and exercisable
Exercise prices	Number outstanding at July 31, 2007	Weighted – average remaining contractual life (years)	Weighted -average exercise price	Aggregate Intrinsic Value
$0.16 - $0.37	478,200	5	$ 0.26
$0.43 - $0.68	611,000	3	0.63
$0.71 - $1.85	1,534,500	6	0.96
	2,623,700	6	$ 0.75	$ 1,850,853

All options have been granted with exercise prices at the market price of the stock at the date of the grant.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

(10)	Restricted Stock Awards

During the quarter ended January 31, 2007, the Company awarded 19,417 shares of restricted Proginet common stock to each of 4 out of 5 of its non-employee directors for their services as members of the Board of Directors.  The restricted stock awards contain time based vesting provisions and vest on August 21, 2007.  Additionally, all restrictions on the awards will lapse upon certain situations including death or disability of the director and a change in control of the Company.  The awards may not be sold, assigned or transferred during the restriction period and are subject to a repurchase right by the Company should the director cease to remain a director of the Company before the restricted awards are vested.

The fair value of the restricted stock award at the time of grant was $1.03 per share and is being expensed on a straight line basis in general and administrative expenses over their vesting period, 217 days.  Total compensation expense recognized related to the restricted stock awards amounts to $72,258 for the twelve months ended July 31, 2007.  As of July 31, 2007, there was $7,742 of total unrecognized compensation related to nonvested restricted stock awards.

A summary of the status of the Company’s restricted stock awards as of July 31, 2007 and changes during Fiscal 2007 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at August 1, 2006	-	-

Granted	77,668	$1.03

Vested	-	-

Forfeited	-	-

Nonvested at July 31, 2007	77,668	$1.03

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

(11)	Commitments and Contingencies

Leases
The Company leases office space under a noncancelable operating leases expiring through fiscal 2013 and certain computer equipment for technical support efforts and administrative purposes.  The following is a schedule of future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2007:

Year ending July 31,	Operating leases

2008	$318,694
2009	328,207
2010	330,236
2011	301,340
2012	311,887
Thereafter	267,920
Total minimum lease payments	$1,858,284

Rental expense charged to operations was $314,321 and $268,098 in the fiscal years ended July 31, 2007 and 2006, respectively.

Litigation and Claims
The Company is involved in various claims and legal actions in the ordinary course of business.  It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition and results of operations.

(12)	Concentration of Risks

Software license revenues for the years ended July 31, 2007 and 2006 included sales in foreign countries of approximately $1,256,622 and $1,249,741 respectively.  In fiscal 2007, two customers represented approximately 35% of total software license revenue.  Included in software license revenues in fiscal 2006 were revenues generated under one OEM arrangement aggregating 11% of total software license revenues and revenues generated from a customer aggregating 16% of total software license revenues. No one customer represented 10% or more of total revenues in the years ended July 31, 2007 and 2006.

At July 31, 2007, three customers amounted to approximately 61% of total trade accounts receivable. At July 31, 2006, one customer accounted for approximately 36% of total trade accounts receivables.

(13)	Retirement Plan

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after one year of service and attainment of age twenty-one. Under the plan, employees may contribute up to 100% of their salary to the plan, subject to the dollar limit set by law. The Company may match up to 100%, as determined by the Board of Directors. The Company’s contributions were $91,084 and $86,784 for the years ended July 31, 2007 and 2006, respectively.

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

Except as set forth below, the information called for by this Item is included under the captions “Information about Nominees”, Information about Non-Director Executive Officers”, “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 2007 and is incorporated herein by reference.

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

The information called for by this Item is set forth under the caption “Executive Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 2007, and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 2007 and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 2007 and is incorporated herein by reference.

Item 13.	Exhibits

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:

Exhibit No.	Exhibit Name
3(i)	Certificate of Incorporation
3(i)(a)	Certificate of Amendment of Certificate of Incorporation dated December 2, 1996
3(ii)	Amended and Restated Bylaws of the Registrant (II)
4.3(i)	Warrant Agreement dated October 22, 1999 by the Company and Mallory Factor (I)
4.3(ii)	Amendment to Warrant Agreement dated October 22, 22, 1999 between Proginet Corporation and Mallory Factor Inc (I)
4.10	Form of Specimen Stock Certificate (I)
10.1	Form of Employee Confidential Information and Non-Competition Agreement
10.1	Blockade Agreement dated January 10, 2005 (V)
10.2	Form of Confidential Information and Non-Competition Agreement For Consultants
10.3	Investor Relations Agreement with Mallory Factor Inc. dated September 22, 1999
10.4	Form of Software License Agreement
10.5	Form of Distributor Agreement
10.6	Form of OEM Agreement
10.7	Management Continuity Agreement - Kevin M. Kelly, Chief Executive Officer and President (III)+
10.8	Management Continuity Agreement - Debra A. DiMaria, Chief Financial Officer and Corporate Secretary (III)+
10.9	Management Continuity Agreement – Arne Johnson, Senior Vice President for Strategic Planning & Alliances (III)+
10.10	Management Continuity Agreement – Thomas Bauer, Chief Technology Officer (III)+
10.11	Management Continuity Agreement – Kevin Bohan, Chief Information Officer (III)+
10.12	Independent Directors Stock Option Plan, amended and restated as of February 21, 1995 (VI)+
10.13	1995 Equity Incentive Plan, amended and restated as of December 5, 1995 (VI) +
10.14	Form of Incentive Stock Option Agreement (VI) +
10.16	Consulting Agreement between the Registrant and Mallory Factor, Inc., dated September 22, 1999 (VI)
10.17	1997 Stock Option Plan, as amended and restated as of November 14, 2000 (VI)+
10.18	2000 Stock Option Plan as amended September 26, 2005 (IV)+
99.1	Code of Business Conduct and Ethics (III)
23	Consent of BDO Seidman, LLP (VII)
31.1	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Executive Officer) (VII)
31.2	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Financial Officer) (VII)
32.1	Section 1350 Certification of Chief Executive Officer (VII)
32.2	Section 1350 Certification of Chief Financial Officer (VII)

(I)	Incorporated by reference to the Company’s Form SB-2 Amendment No. 1 filed with SEC on June 22, 2005
(II)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on September 18, 2002
(III)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on October 3, 2003
(IV)	Incorporated by reference to the Company’s Proxy Statement dated October 3, 2005
(V)	Incorporated by reference to the Company's form 8-K filed with SEC on January 14, 2005
(VI)	Incorporated by reference to the Company’s form 10-SB/12(g) filed with the SEC on March 29, 2000
(VII)	Filed herewith
+	Management contract or compensatory plan

Item 14.	Principal Accountant Fees and Services

The information called for by this item is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 2007 and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGINET CORPORATION

By:	/s/Kevin M. Kelly
Kevin M. Kelly
President and Chief Executive Officer
Date:	September 14, 2007

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kevin M. Kelly Kevin M. Kelly	President, Chief Executive Officer and Director	September 14, 2007

/s/ Debra A. DiMaria Debra A. DiMaria	Corporate Secretary and Chief Financial and Accounting Officer	September 14, 2007

/s/ John C. Daily John C. Daily	Chairman	September 14, 2007

/s/ Stephen Sternbach Stephen Sternbach	Director	September 14, 2007

/s/ Dr. E. Kelly Hyslop Dr. E. Kelly Hyslop	Director	September 14, 2007

/s/ William Loscalzo William Loscalzo	Director	September 14, 2007

/s/ George T. Hawes George T. Hawes	Director	September 14, 2007