Form 10QSB
period 2007-10-31
PROGINET CORP
filed 2007-12-10
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

  Yes __ _           No   X

There were 14,665,055 shares of Common Stock outstanding as of November 30, 2007.

Transitional Small Business Disclosure Format:

  Yes __ _           No   X

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED October 31, 2007

PROGINET CORPORATION
Balance Sheets

	October 31, 2007 (Unaudited)	July 31, 2007 (Audited)
Assets

Current assets
Cash	$2,961,853	$3,439,988
Trade accounts receivable, net	1,159,653	1,328,326
Prepaid expenses	49,592	77,945
Total current assets	4,171,098	4,846,259

Property and equipment, net	157,934	167,933
Capitalized software development costs, net	3,167,880	3,105,982
Purchased software, net	658,828	733,918
Customer relationships, net	526,035	585,990
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$8,853,577	$9,611,884

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$665,316	$923,617
Deferred revenues	2,243,152	2,361,867
Deferred rent	6,685	4,541
Total current liabilities	2,915,153	3,290,025

Deferred revenues	31,025	44,390
Deferred rent	159,590	161,892
	3,105,768	3,496,307
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 15,990,281 shares issued at October 31, 2007 and 15,873,913 at July 31, 2007	15,990	15,874
Additional paid-in capital	12,865,127	12,851,039
Treasury stock 1,325,226, at cost, at October 31, 2007 and July 31, 2007	(606,023)	(606,023)
Accumulated deficit	(6,527,285)	(6,145,313)
Total stockholders’ equity	5,747,809	6,115,577

	$8,853,577	$9,611,884

The accompanying notes are an integral part of these financial statements.

PROGINETCORPORATION
Statements of Operations (Unaudited)

	Three months ended October 31,
	2007	2006

Revenues

Software licenses	$415,155	$483,861
Software maintenance fees and other	1,540,731	1,387,463
Professional services	46,500	53,000
	2,002,386	1,924,324

Operating expense
Cost of software licenses	397,654	410,907
Cost of maintenance fees and other	266,633	324,046
Cost of professional services	11,690	14,906
Commissions	188,767	298,465
Research and development	27,209	29,378
Selling and marketing	625,528	427,544
General and administrative	898,851	531,567
	2,416,332	2,036,813

Loss from operations	(413,946)	(112,489)

Interest income	31,974	13,539

Loss before income taxes	$(381,972)	$(98,950)

Income tax expense	-	-

Net loss	$(381,972)	$(98,950)

Basic and diluted loss per common share	$(.03)	$(.01)

Weighted average common shares outstanding – basic and diluted	14,619,766	14,414,387

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Three months ended October 31, 2007

	Common Stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	capital	Stock	deficit	Total

Balance – August 1, 2007	15,873,913	$15,874	$12,851,039	$(606,023)	$(6,145,313)	$6,115,577

Common stock options exercised	38,700	38	6,423			6,461

Stock based compensation	77,668	78	7,665			7,743

Net loss (unaudited)					(381,972)	(381,972)

Balance – October 31, 2007	15,990,281	$15,990	$12,865,127	$(606,023)	$(6,527,285)	$5,747,809

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Three months ended October 31,
	2007	2006

Cash flows from operating activities
Net loss	$(381,972)	$(98,950)
Adjustments to reconcile loss to cash (used in) provided by operating activities
Depreciation and amortization	405,209	391,068
Provision for bad debt allowance, net	220,000	-
Stock based compensation	7,743	7,500
Deferred revenue	(132,080)	(311,820)
Deferred rent	(158)	2,106
Changes in operating assets and liabilities
Trade accounts receivable	(51,327)	190,900
Prepaid expenses and other assets	28,353	10,875
Accounts payable and accrued expenses	(258,301)	(161,145)
Net cash (used in) provided by operating activities	(162,533)	30,534

Cash flows from investing activities
Purchased of net assets of Blockade Systems Corp	-	(9,447)
Capitalized software development costs	(317,096)	(182,644)
Purchases of property and equipment	(4,967)	(1,340)

Net cash used in investing activities	(322,063)	(193,431)

Cash flows from financing activities
Exercise of common stock options	6,461	-

Net cash provided by financing activities	6,461	-

Net decrease in cash and cash equivalents	(478,135)	(162,897)

Cash at beginning of period	3,439,988	2,501,520

Cash at end of period	$2,961,853	$2,338,623

Supplemental Disclosures of Cash Flow Information

Non-cash financing activity:
Accrued private placement costs	$-	$23,000

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 2007
(Unaudited)

1.	Interim Financial Data
The accompanying unaudited financial statements have been prepared by Proginet Corporation (“Proginet” or “the Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2007.

These results for the period ended October 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

A customer typically prepays maintenance revenues for the first 12 months and the related maintenance revenues are recognized ratable monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis and ongoing support.

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
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of October 31, 2007 and July 31, 2007, there was an allowance for doubtful accounts of $225,000 and $5,000.

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

Amortization commences once a product becomes available for sale to customers.  All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $255,198 and $239,757 for the three months ended October 31, 2007 and 2006, respectively. Capitalized software development costs are net of accumulated amortization of $8,771,897 and $8,516,699 at October 31, 2007 and July 31, 2007, respectively.  Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. As of October 31, 2007, the Company has allocated $135,932 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

6.	Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $842,946 and $767,856 at October 31, 2007 and July 31, 2007, respectively. Customer relationships are net of accumulated amortization of $673,043 and $613,088 at October 31, 2007 and July 31, 2007, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 for the three months ended October 31, 2007 and 2006. Amortization expense charged to operations for customer relationships is $59,955 for the three months ended October 31, 2007 and 2006. Estimated amortization expense for customer relationships and purchased software for the succeeding three years is $239,820 and $300,360 for fiscal 2008, 2009 per year, $46,395 and $58,108 for fiscal 2010, respectively.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended October 31,
	2007	2006
Numerator:
Net loss	$(381,972)	$(98,950)

Denominator:
Weighted average number of common shares (basic)	14,619,766	14,414,387

Effect of dilutive securities:
Stock Options	-	-
Warrants	-	-
	-	-

Weighted average number of common shares (diluted)	14,619,766	14,414,387

Basic and diluted loss per share	$(.03)	$(.01)

Potential common shares of 2,585,000 and 2,788,000 for the three months ended October 31, 2007 and 2006 are excluded in computing basic and diluted net loss per share as their effects would be anti-dilutive.

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

Stock Option activity during the three months ended October 31, 2007, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2007	2,623,700	$.75	-	-
Granted	-	-	-	-
Exercised	(38,700)	.17	-	-
Forfeited	-	-	-	-
Options outstanding at October 31, 2007	2,585,000	$.76	5.56	$1,916,800
Options exercisable at October 31, 2007	2,585,000	$.76	5.56	$1,916,800

9.	Restricted Stock Awards

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

The fair value of the restricted stock award at the time of grant was $1.03 per share and is being expensed on a straight line basis in general and administrative expenses over their vesting period, 283 days.  Total compensation expense recognized related to the restricted stock awards amounts to $7,742 for the three months ended October 31, 2007.  As of October 31, 2007, there was no unrecognized compensation related to nonvested restricted stock awards.

A summary of the status of the Company’s restricted stock awards as of October 31, 2007 and changes during the first three months of Fiscal 2008 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Nonvested at August 1, 2007	77,668	$1.03
Granted	-	-
Vested	77,668	$1.03
Forfeited	-	-
Nonvested at October 31, 2007	-	-

Item 2.	Management's Discussion and Analysis

General

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.  Certain statements under the captions “Description of Business”, “Management's Discussion and Analysis” and elsewhere in this Form 10-QSB contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond the Company’s control and include, among others, the following:  general economic and business conditions, competition from existing and potential competitors and availability of qualified personnel.

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

Results of Operations

Revenues

Total revenues for the quarter ended October 31, 2007 amounted to $2,002,386, representing an increase of $78,062, or 4.1% compared to revenues of $1,924,324 for the quarter ended October 31, 2006.

Software license revenues for the quarter ended October 31, 2007 amounted to $415,155 representing a decrease of $68,706, or 14.2%, compared to software license revenues of $483,861 for the quarter ended October 31, 2006.  Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $327,874, $73,252 and $14,029, respectively, for the quarter ended October 31, 2007 compared to $201,738, $278,015 and $4,108, respectively, for the quarter ended October 31, 2006. The decrease in software license revenue is due to the decrease in international distributor sales relating to our identity and access management technology as the demand for the product as a standalone solution has continued to decline offset by an increase in advanced managed file transfer technology revenue to existing customers as usage of the product is being expanded enterprise wide.

Software maintenance fees and other increased by $153,268, or 11.0% to $1,540,731 compared to such fees for the quarter ended October 31, 2006 of $1,387,463. The increase in software maintenance fees and other is primarily due to fees earned as a result of an increase in fiscal 2007 license revenues and due to the sale of an inactive domain name for $35,000.

Fees for professional services for the quarter ended October 31, 2007 amounted to $46,500 a decrease of $6,500, or 12.3%, compared to fees for professional services of $53,000 for the quarter ended October 31, 2006. Professional service revenue remained low as such resources are being utilized for license revenue related activities.

Operating Expenses

Operating expenses increased to $2,416,332 from $2,036,813 for quarter ended October 31, 2007 and October 31, 2006 respectively, an increase of $379,519 or 18.6%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended October 31, 2007 amounted to $397,654, representing a decrease of $13,253 or 3.2%, compared to cost of software licenses of $410,907 for the quarter ended October 31, 2006. Cost of software sales and licenses remained consistent with the prior year quarter as we typically amortize our capitalized costs on a straight line basis over the remaining estimated economic life of the product (generally five years).

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended October 31, 2007 amounted to $266,633, representing a decrease of $57,413 or 17.7%, compared to cost of maintenance fees and other of $324,046 for the quarter ended October 31, 2006. The decrease in cost of maintenance fees and other is due to an increase in the allocation of employee related costs for technical services provided in the development of the Company’s software.

Commissions amounted to $188,767 for the quarter ended October 31, 2007 representing a decrease of $109,698 or 36.8% compared to $298,465 for the quarter ended October 31, 2006.  The decrease in commission expense is directly related to the decrease in international distributor sales compared to the quarter ended October 31, 2006.

Selling and marketing expense for the quarter ended October 31, 2007 amounted to $625,528 representing an increase of $197,984 or 46.3%, compared to selling and marketing expense of $427,544 for the quarter ended October 31, 2006. The increase in selling and marketing expense for the quarter ended October 31, 2007 is primarily due to an increase in employee headcount and employee related costs, trade show participation, retention of a public relations firm and research services provided by an industry analyst.  These increases are consistent with the Fiscal 2008 Business Plan which includes a major expansion in sales, marketing and communication activities.

General and administrative expense for the quarter ended October 31, 2007 amounted to $898,851, representing an increase of $367,284 or 69.1% compared to $531,567 in general and administrative expense for the quarter ended October 31, 2006. The increase in general and administrative expenses is primarily due to an increase in bad debt expense of $220,000 due to the full reserve established of $175,000 related to a software sale recorded in fiscal 2007.  The Company has complied with all contractual requirements of the software license agreement and will litigate to ensure payment, however, the outcome of these events is hard to predict and the Company has established a full reserve due to the uncertainty.  In addition, general and administrative expenses increased consistent with budgeted initiatives for the establishment of an investor relations program and expanded human resources and corporate administration in our Toronto office combined with non-recurring increased professional fees relating to cost associated with a partial tender offer and other general corporate matters.

The Company reported a net loss of $381,972 and a net loss of $98,950 for the three months ended October 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At October 31, 2007, the Company had a cash balance of $2,961,853.

Operating activities used cash of $162,533 for the three months ended October 31, 2007.  This resulted primarily from the net loss of $381,972, a decrease in deferred revenues of $132,080 due to lower sequential quarterly maintenance billings and a decrease in accounts payable and accrued expenses of $258,301 based on the timing of cash disbursements offset by a increase in non-cash charges for depreciation and amortization of $405,209 and a reserve increase of $220,000 primarily from a fiscal 2007 sale for which collection is uncertain.

Investing activities used cash of $322,063 for the three months ended October 31, 2007 primarily for costs associated with the development of the Company's software products.

The Company has available a line of credit of $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and originally expired on September 24, 2007, however the Company has extended this line of credit until December 24, 2007 and intends to renew the line of credit.  As of October 31, 2007, the Company has not borrowed against this line of credit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective August 1, 2007, we adopted Financial Accounting Standards Board Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes . FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of such date, we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

FIN 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. The Company will include interest and penalties in tax expense if incurred. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the respective quarters.

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

The Company initiated a proxy solicitation in October 2007 for the Company’s Annual Meeting of Stockholders that was held on November 30, 2007 in Garden City, New York.  At the annual meeting, the matters to be voted upon by stockholders were the election of nominees to the six person Board of Directors of the Company and the ratification of the selection by the Company of BDO Seidman, LLP as the independent auditors for the fiscal year ending July 31, 2008.  Each of Amit Basak, George T. Hawes, Dr. E. Kelly Hyslop, Kevin M. Kelly, Stephen Kezirian and Allen Wolpert received a plurality of the votes cast at the annual meeting and each was elected as a member of the Board of Directors.  The votes for directors were as follows:

	Votes
	For	Withheld
Amit Basak	10,074,976	552,389
George T. Hawes	10,073,976	553,389
Dr. E. Kelly Hyslop	10,589,125	38,240
Kevin M. Kelly	9,860,415	766,950
Stephen Kezirian	10,074,976	552,389
Allen Wolpert	10,602,815	24,550

The votes to ratify the appointment of BDO Seidman LLP as the as the Company’s independent registered public accounting firm was as follows:

For	Against	Abstain
10,602,815	19,550	5,000

The proposal received an affirmative vote of a majority of the shares represented at the annual meeting and was approved.  There was no other business of the Company brought before the annual meeting.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1 –	Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2 –	Rule 13a-14(a) Certification (Chief Financial Officer)

Exhibit 32.1 –	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 –	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGINET CORPORATION
(Registrant)

Date December 10, 2007	/s/ Kevin M. Kelly
Kevin M. Kelly, President and
Chief Executive Officer

Date December 10, 2007	/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer