Form 10QSB
period 2008-01-31
PROGINET CORP
filed 2008-03-03
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

  Yes ___                    No _X_

There were 14,723,055 shares of Common Stock outstanding as of March 1, 2008.

Transitional Small Business Disclosure Format:

  Yes ___                    No _X_

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED January 31, 2008

PART I.     FINANCIAL INFORMATION

Item 1.         Financial Statements

PROGINET CORPORATION
Balance Sheets
	January 31, 2008 (Unaudited)	July 31, 2007
Assets
Current assets
Cash	$2,849,128	$3,439,988
Trade accounts receivable, net	911,438	1,328,326
Prepaid expenses	38,847	77,945
Total current assets	3,799,413	4,846,259

Property and equipment, net	149,035	167,933
Capitalized software development costs, net	3,212,451	3,105,982
Purchased software, net	583,738	733,918
Customer relationships, net	466,080	585,990
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$8,382,519	$9,611,884

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$794,102	$923,617
Deferred revenues	2,155,395	2,361,867
Deferred rent	9,229	4,541
Total current liabilities	2,958,726	3,290,025

Deferred revenues	21,526	44,390
Deferred rent	156,887	161,892
	3,137,139	3,496,307

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized,
16,040,281 shares issued at January 31, 2008 and 15,873,913 at July 31, 2007	16,041	15,874
Additional paid-in capital	12,876,377	12,851,039
Treasury stock 1,325,226, at cost, at January 31, 2008 and July 31, 2007	(606,023)	(606,023)
Accumulated deficit	(7,041,015)	(6,145,313)
Total stockholders’ equity	5,245,380	6,115,577

	$8,382,519	$9,611,884

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues

Software licenses	$393,889	$1,196,366	$809,044	$1,680,227
Software maintenance fees and other	1,513,399	1,442,930	3,054,130	2,830,393
Professional services	36,500	9,000	83,000	62,000
	1,943,788	2,648,296	3,946,174	4,572,620

Operating expense
Cost of software licenses	394,094	390,000	791,748	800,907
Cost of maintenance fees and other	265,763	295,447	532,396	619,493
Cost of professional services	10,265	2,834	21,955	17,740
Commissions	203,424	451,140	392,191	749,605
Research and development	134,160	48,449	161,369	77,827
Selling and marketing	638,266	412,576	1,263,794	840,120
General and administrative	839,096	634,828	1,737,947	1,166,395
	2,485,068	2,235,274	4,901,400	4,272,087

Income (loss) from operations	(541,280)	413,022	(955,226)	300,533

Interest income	27,550	12,207	59,524	25,746

Income (loss) before income taxes	$(513,730)	$425,229	$(895,702)	$326,279

Income Tax Expense	-	-	-	-

Net income (loss)	$(513,730)	$425,229	$(895,702)	$326,279

Basic and diluted income (loss) per common share	$(.03)	$.03	$(.06)	$.02
	14,691,685	14,451,344	14,655,726	14,432,966
Weighted average common shares outstanding - basic

Weighted average common shares outstanding - diluted	14,691,685	15,187,718	14,655,726	15,229,277

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Six months ended January 31, 2008

	Common Stock		Additional paid-in	Treasury	Accumulated
	Shares	Amount	capital	Stock	deficit	Total

Balance – August 1, 2007	15,873,913	$15,874	$12,851,039	$(606,023)	$(6,145,313)	$6,115,577

Common stock options exercised	88,700	89	17,673			17,762

Stock based compensation	77,668	78	7,665			7,743

Net loss (unaudited)					(895,702)	(895,702)

Balance –January 31, 2008	16,040,281	$16,041	$12,876,377	$(606,023)	$(7,041,015)	$5,245,380

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended
	January 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(895,702)	$326,279
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	789,989	791,694
Provision for bad debt allowance, net	370,000	11,000
Stock based compensation	7,743	14,411
Deferred revenue	(229,336)	79,824
Deferred rent	(317)	4,212
Changes in operating assets and liabilities
Trade accounts receivable	46,888	(27,812)
Prepaid expenses and other assets	39,098	2,226
Accounts payable and accrued expenses	(129,515)	(41,714)
Net cash (used in) provided by operating activities	(1,152)	1,160,120

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	-	(12,271)
Capitalized software development costs	(596,518)	(393,386)
Purchases of property and equipment	(10,952)	(4,047)

Net cash used in investing activities	(607,470)	(409,704)

Cash flows from financing activities
Exercise of common stock options	17,762	22,000
Net cash provided by financing activities	17,762	22,000

Net decrease in cash and cash equivalents	(590,860)	772,416

Cash at beginning of period	3,439,988	2,501,520

Cash at end of period	$2,849,128	$3,273,936

Supplemental Disclosures of Cash Flow Information

Non-cash financing activity:
Accrued private placement costs	$-	$46,000

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2008
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

These results for the period ended January 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of January 31, 2008 and July 31, 2007, there was an allowance for doubtful accounts of $375,000 and $5,000, respectively.

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

Amortization commences once a product becomes available for sale to customers.  All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $234,851 and $490,049 for the three and six months ended January 31, 2008.  Amortization expense charged to operations was $250,052 and $489,809 for the three and six months ended January 31, 2007. Capitalized software development costs are net of accumulated amortization of $9,006,748 and $8,516,699 at January 31, 2008 and July 31, 2007, respectively.  Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

5.	Acquisition
On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,389,643. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property.  The Agreement also provides for contingent payments to Blockade, payable annually over three years following the acquisition, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement.  As of January 31, 2008, the Company is no longer liable to Blockade for such contingent payments and no payment was due for the period ended January 31, 2008.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. As of January 31, 2008, the Company has allocated $135,932 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

6.	Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $918,036 and $767,856 at January 31, 2008 and July 31, 2007, respectively. Customer relationships are net of accumulated amortization of $732,998 and $613,088 at January 31, 2008 and July 31, 2007, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 and $150,180 for the three and six months ended January 31, 2008 and 2007, respectively. Amortization expense charged to operations for customer relationships is $59,955 and $119,910 for the three and six months ended January 31, 2008 and 2007, respectively. Estimated amortization expense for customer relationships and purchased software for the succeeding three years is $239,820 and $300,360 for fiscal 2008 and 2009 per year, and $46,395 and $58,108 for fiscal 2010, respectively.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$(513,730)	$425,229	$(895,702)	$326,279

Denominator:
Weighted average number of common shares (basic)	14,691,685	14,451,344	14,655,726	14,432,966

Effect of dilutive securities:
Stock Options	-	736,374	-	757,202
Warrants	-	-	-	39,109
	-	736,374	-	796,311

Weighted average number of common shares (diluted)	14,691,685	15,187,718	14,655,726	15,229,277

Basic and diluted
Income (loss) per share	(.03)	$.03	$(.06)	$.02

Potential common shares of 2,535,000 and 2,560,000 for the three and six months ended January 31, 2008, and 534,085 and 1,661,043 for the three and six months ended January 31, 2007 are excluded in computing basic and diluted net income per share as their effects would be anti-dilutive.

8.	Equity

Effective August 1, 2006, Proginet adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to August 1, 2006, Proginet accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. Proginet also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Because the Company previously adopted the pro forma disclosure provisions of SFAS 123, it recognized compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates was not material.

On November 30, 2007, the Board of Directors granted options to non-employee directors to purchase 425,000 shares of common stock (the “425,000 Grant”), at an exercise price of $1.38, which represented the fair market value of the underlying common stock on the date of grant.  Such grant is conditioned upon obtaining stockholder approval.  On April 8, 2008, the Company intends to hold a Special Meeting of Stockholders (“Special Meeting”). The purpose of the Special Meeting is to approve proposed amendments (the “Amendments”) to the 2000 Stock Option Plan of Proginet Corporation (the “2000 Plan”) which were adopted, subject to stockholder approval, by the Board of Directors.  The Amendments effect the following changes:

•
Increase in Aggregate Share Limit. The a 3,000,000 share increase in the number of shares of common stock authorized for award grants under the 2000 Plan, from 852,100 shares to 3,852,100 shares.  The 2000 Plan also incorporates awards which have been cancelled or forfeited under prior option plans, but in the aggregate, the number of shares authorized under the 2000 Plan, including awards from such prior plans, may not exceed 6,000,000 shares after giving effect to the 3,000,000 share increase contemplated by the Amendments.

•	Extension of Term of Plan. The extension of the term of the 2000 Plan by five years to October 10, 2015.

The Company has not recorded any compensation expense in connection with the 425,000 Grant as accounting rules do not permit compensation cost to be recognized prior to receiving all necessary stockholder approvals.

There was $7,500 of compensation cost related to non-qualified stock options recognized in general and administrative expense for the six months ended January 31, 2007 relating to stock options granted prior to August 1, 2006. There was no additional compensation cost related to non-qualified stock options as all outstanding options granted prior to August 1, 2006 were vested as of October 31, 2006.

 Stock Option activity during the six months ended January 31, 2008, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2007	2,623,700	$.75	-	-
Granted	-	-	-	-
Exercised	88,700	.20	-	-
Forfeited	-	-	-	-
Outstanding at January 31, 2008	2,535,000	$.77	5.55	$1,604,280
Exercisable at January 31, 2008	2,535,000	$.77	5.55	$1,604,280

Restricted Stock Awards

During the quarter ended January 31, 2007, the Company awarded 19,417 shares of restricted Proginet common stock to 4 out of 5 of its non-employee directors for their services as members of the Board of Directors.  The restricted stock awards contain time based vesting provisions and vested on August 21, 2007.  Additionally, all restrictions on the awards will lapse upon certain situations including death or disability of the director and a change in control of the Company.  The awards may not be sold, assigned or transferred during the restriction period and are subject to a repurchase right by the Company should the director cease to remain a director of the Company before the restricted awards are vested.

The fair value of the restricted stock award at the time of grant was $1.03 per share and is being expensed on a straight line basis in general and administrative expenses over their vesting period, 283 days.  Total compensation expense recognized related to the restricted stock awards amounts to $7,743 for the six months ended January 31, 2008.  As of January 31, 2008, there was no unrecognized compensation expense related to nonvested restricted stock awards.

A summary of the status of the Company’s restricted stock awards as of January 31, 2008 and changes during the first six months of fiscal 2008 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at August 1, 2007	77,668	$1.03
Granted	-	-
Vested	77,668	$1.03
Forfeited	-	-
Nonvested at January 31, 2008	-	-

Item 2.	Management's Discussion and Analysis or Plan of Operations

General

You should read the following discussion in conjunction with our financial statements and the notes thereto included in Item I of Part I of this Form 10Q-SB.  Certain statements under the captions “Description of Business”, “Management's Discussion and Analysis” and elsewhere in this Form 10-QSB contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond the Company’s control and include, among others, the following:  general economic and business conditions, competition from existing and potential competitors and availability of qualified personnel.

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

Stock-based Compensation

Effective August 1, 2006, Proginet adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to August 1, 2006, Proginet accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. Proginet also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Because the Company previously adopted the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates was not material.

Results of Operations

Revenues

Total revenues for the quarter ended January 31, 2008 amounted to $1,943,788, representing a decrease of $704,508, or 26.6% compared to revenues of $2,648,296 for the quarter ended January 31, 2007. Total revenues for the six months ended January 31, 2008 amounted to $3,946,174, representing a decrease of $626,466 or 13.7% compared to revenues of $4,572,620 for the six months ended January 31, 2007.

Software license revenues for the quarter ended January 31, 2008 amounted to $393,889 representing a decrease of $802,477, or 67.1%, compared to software license revenues of $1,196,366 for the quarter ended January 31, 2007. Software license revenues for the six months ended January 31, 2008 amounted to $809,044 representing a decrease of $871,183, or 51.8%, compared to software license revenues of $1,680,227 for the six months ended January 31, 2007. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $211,474, $164,053 and $18,362, respectively, for the quarter ended January 31, 2008 compared to $692,435, $448,550 and $55,381, respectively, for the quarter ended January 31, 2007. For the six months ended January 31, 2008, direct sales, international distributor sales and OEM sales amounted to $539,348, $237,305 and $32,391 compared to the prior year six months period of $894,173, $726,565 and $59,489.  The decrease in software license revenue is primarily due to a decrease in sales of our advanced managed file transfer technology, which primarily resulted from delays in the customer procurement processes (including government entities). Secondarily, for the six months ended January 31, 2008, software license revenue decreased due to a decrease in sales of our identity and access management technology as the demand for the products as a standalone solution has continued to decline.

Software maintenance fees and other increased by $70,469, or 4.9% to $1,513,399 compared to such fees for the quarter ended January 31, 2007 of $1,442,930. Software maintenance fees and other increased by $223,737 or 7.9% to $3,054,130 compared to such fees for the six months ended January 31, 2007 of $2,830,393. The increase in software maintenance fees and other is primarily due to fees earned as a result of an increase in fiscal 2007 license revenue and due to the sale of an inactive domain name for $35,000.

Fees for professional services for the quarter ended January 31, 2008 amounted to $36,500 compared to fees for professional services of $9,000 for the quarter ended January 31, 2007, representing an increase of $27,500 or 305.6%. Fees for professional services for the six months ended January 31, 2008 amounted to $83,000 compared to fees for professional services of $62,000 for the six months ended January 31, 2007, representing an increase of $21,000 or 33.9%. The Company does not generate significant professional service revenue as resources are utilized for license revenue related activities.  Typically, professional services are related to ad-hoc consulting engagements that are provided in response to requests for support from existing customers. Consequently, professional service revenue may vary considerably from period to period.

Operating Expenses

Operating expenses increased to $2,485,068 from $2,235,274 for quarter ended January 31, 2008 and January 31, 2007 respectively, an increase of $249,794 or 11.2%. Operating expenses increased to $4,901,400 from $4,272,087 for the six months ended January 31, 2008 and 2007 respectively, an increase of $629,313 or 14.7%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of maintenance fees and other (which is principally consist of technical support payroll) for the quarter ended January 31, 2008 amounted to $265,763, representing a decrease of $29,684 or 10%, compared to cost of maintenance fees and other of $295,447 for the quarter ended January 31, 2007. Cost of maintenance fees and other for the six months ended January 31, 2008 amounted to $532,396, representing a decrease of $87,097 or 14.1%, compared to cost of maintenance fees and other of $619,493 for the six months ended January 31, 2007. The decrease in cost of maintenance fees and other is due to a decrease in the allocation of employee related costs for technical services as such costs are being allocated to the development of the Company’s future products.

Commissions amounted to $203,424 for the quarter ended January 31, 2008 compared to commissions of $451,140 for the quarter ended January 31, 2007, representing a decrease of $247,716 or 54.9%. Commissions amounted to $392,191 for the six months ended January 31, 2008 compared to commission of $749,605 for the six months ended January 31, 2007, representing a decrease of $357,414 or 47.7%. The decrease in commission expense is directly related to the decrease in software license revenue for the three and six months ended January 31, 2008.

Selling and marketing expense for the quarter ended January 31, 2008 amounted to $638,266 representing an increase of $225,690 or 54.7%, compared to selling and marketing expense of $412,576 for the quarter ended January 31, 2007. Selling and marketing expense for the six months ended January 31, 2008 amounted to $1,263,794 representing an increase of $423,674 or 50.4%, compared to selling and marketing expense of $840,120 for the quarter ended January 31, 2007. The increase in selling and marketing for the three and six months ended January 31, 2008 is primarily due to an increase in employee headcount and employee related costs, trade show participation, retention of a public relations firm, research services provided by an industry analyst, lead generation services and an increase in customer visitations by the sales organization. These increases are consistent with the Fiscal 2008 Business Plan which includes major expansion in sales, marketing and communication activities.

General and administrative expense for the quarter ended January 31, 2008 amounted to $839,096, representing an increase of $204,268 or 32.2% compared to $634,828 in general and administrative expense for the quarter ended January 31, 2007. General and administrative expense for the six months ended January 31, 2008 amounted to $1,737,947, representing an increase of $571,552 or 49% compared to $1,166,395 in general and administrative expense for the six months ended January 31, 2007. The increase in general and administrative expense for the three and six months ended January 31, 2008 is primarily due to an increase in bad debt expense of $150,000 and $370,000 for three and six months ended January 31, 2008, respectively related to two software sales recorded in fiscal 2007.  The Company has complied with all contractual requirements of these software license agreements and will litigate to ensure payment, however, the outcome of these events is hard to predict and the Company has established a full reserve due to the uncertainty. In addition, general and administrative expenses increased due to an increase in non-recurring professional fees relating to costs associated with a partial tender offer and the election of new board members at the Company’s Annual General Meeting on November 30, 2007 and an increase in fees and expenses paid to such board members.  These expenses were offset by a reduction in employee profit sharing and management discretionary compensation expense as defined financial targets were not met in fiscal 2008.

The Company reported a net loss of $513,730 and a net income of $425,229 for the three months ended January 31, 2008 and 2007, respectively and a net loss of $895,702 and a net income of $326,279 for the six months ended January 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

At January 31, 2008, the Company had a cash and cash equivalent balance of $2,849,128.

Operating activities used cash of $1,152 for the six months ended January 31, 2008.  This resulted primarily from the net loss of $895,702, a decrease in deferred revenues of $229,336 due to lower license revenues for the period and a decrease in accounts payable and accrued expenses of $129,515 based on the timing of cash disbursements offset by an increase in non-cash charges for depreciation and amortization of $789,989 and a provision for bad debt increase of $370,000 primarily from two fiscal 2007 sales. The Company has established a full reserve for the outstanding receivables relating to these sales amounting to $162,000 and $200,000.  The Company believes that all contractual requirements of these software license agreements, which included the testing and acceptance of the software by these customers, have been met. As such, the Company is reviewing its legal alternatives for pursuing payments on these sales.

Investing activities used cash of $607,470 for the six months ended January 31, 2008 primarily for costs associated with the development of the Company's software products.

The Company has available a line of credit of $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires December 2008.  As of January 31, 2008, the Company has not borrowed against this line of credit.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective August 1, 2007, we adopted Financial Accounting Standards Board Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of such date, we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PROGINET CORPORATION
(Registrant)

Date March 3, 2008	/s/ Kevin M. Kelly
Kevin M. Kelly, President and
Chief Executive Officer

Date March 3, 2008	/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer