Form 10QSB
period 2008-04-30
PROGINET CORP
filed 2008-06-06
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes	X	No	___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X_

There were 14,724,055 shares of Common Stock outstanding as of June 4, 2008.

Transitional Small Business Disclosure Format:

Yes	No	_X_

PROGINET CORPORATION

FORM 10-QSB

FOR THE QUARTER ENDED APRIL 30, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of April 30, 2008 (Unaudited) and July 31, 2007	3

	Statements of Operations for the Three and Nine Months ended April 30, 2008 and 2007 (Unaudited)	4

	Statement of Stockholders' Equity for the Nine Months ended April 30, 2008 (Unaudited)	5

	Statements of Cash Flows for the Nine Months Ended April 30, 2008 and 2007 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3A(T).	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	22

SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.         Financial Statements

PROGINET CORPORATION
Balance Sheets
	April 30,	July 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash	$3,467,482	$3,439,988
Trade accounts receivable, net	516,167	1,328,326
Prepaid expenses	54,414	77,945
Total current assets	4,038,063	4,846,259

Property and equipment, net	147,165	167,933
Capitalized software development costs, net	3,338,380	3,105,982
Purchased software, net	508,648	733,918
Customer relationships, net	406,125	585,990
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$8,610,183	$9,611,884

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$736,472	$923,617
Deferred revenues	2,619,969	2,361,867
Deferred rent	11,628	4,541
Total current liabilities	3,368,069	3,290,025

Deferred revenues	62,372	44,390
Deferred rent	152,766	161,892
	3,583,207	3,496,307
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-

Common stock, $.001 par value, 40,000,000 shares authorized, 16,049,281shares issued at April 30, 2008 and 15,873,913 at July 31, 2007	16,050	15,874
Additional paid-in capital	12,877,948	12,851,039
Treasury stock 1,325,226, at cost, at April 30, 2008 and July 31, 2007	(606,023)	(606,023)
Accumulated deficit	(7,260,999)	(6,145,313)
Total stockholders’ equity	5,026,976	6,115,577

	$8,610,183	$9,611,884

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues

Software licenses	$316,378	$982,597	$1,125,422	$2,662,824
Software maintenance fees and other	1,535,847	1,453,102	4,589,977	4,283,495
Professional services	15,950	34,700	98,950	96,700
	1,868,175	2,470,399	5,814,349	7,043,019

Operating expense
Cost of software licenses	356,226	406,629	1,147,974	1,207,536
Cost of maintenance fees and other	250,264	268,078	782,660	887,571
Cost of professional services	3,768	8,895	25,723	26,635
Commissions	247,870	233,993	640,061	983,598
Research and development	78,096	51,905	239,465	129,732
Selling and marketing	697,460	440,620	1,961,254	1,280,740
General and administrative	481,365	636,760	2,219,312	1,803,155
	2,115,049	2,046,880	7,016,449	6,318,967

Income (loss) from operations	(246,874)	423,519	(1,202,100)	724,052

Interest income	26,890	17,068	86,414	42,814

Income (loss) before income taxes	$(219,984)	$440,587	$(1,115,686)	$766,866

Income tax expense	-	-	-	-

Net income (loss)	$(219,984)	$440,587	$(1,115,686)	$766,866

Basic and diluted income (loss) per common share	$(0.01)	$.03	$(.08)	$0.5
	14,722,677	14,514,387	14,677,717	14,459,608
Weighted average common shares outstanding - basic

Weighted average common shares outstanding - diluted	14,722,677	15,589,749	14,677,717	15,348,936

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Nine months ended April 30, 2008

	Common Stock		Additional paid-in capital	Treasury Stock	Accumulated deficit	Total
	Shares	Amount

Balance – August 1, 2007	15,873,913	$15,874	$12,851,039	$(606,023)	$(6,145,313)	$6,115,577

Common stock options exercised	97,700	98	19,244			19,342

Stock based compensation	77,668	78	7,665			7,743

Net loss (unaudited)					(1,115,686)	(1,115,686)

Balance – April 30, 2008	16,049,281	$16,050	$12,877,948	$(606,023)	$(7,260,999)	$5,026,976

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended
	April 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(1,115,686)	$766,866
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	1,152,926	1,208,172
Provision for bad debt allowance, net	234,095	11,000
Stock based compensation	7,743	45,840
Deferred revenue	276,084	382,513
Deferred rent	(2,039)	4,808
Changes in operating assets and liabilities
Trade accounts receivable	578,064	(719,641)
Prepaid expenses and other assets	23,531	(27,797)
Accounts payable and accrued expenses	(187,145)	24,792
Net cash provided by operating activities	967,573	1,696,553

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp.	-	(12,271)
Capitalized software development costs	(936,525)	(663,335)
Purchases of property and equipment	(22,896)	(5,502)
Net cash used in investing activities	(959,421)	(681,108)

Cash flows from financing activities
Exercise of common stock options	19,342	22,000
Net cash provided by financing activities	19,342	22,000

Net increase in cash and cash equivalents	27,494	1,037,445

Cash at beginning of period	3,439,988	2,501,520

Cash at end of period	$3,467,482	$3,538,965

Supplemental Disclosures of Cash Flow Information

Non-cash financing activity:
Accrued private placement costs	$-	$46,000

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
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

These results for the period ended April 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.         Accounts Receivable
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of April 30, 2008 and July 31, 2007, there was an allowance for doubtful accounts of $235,000 and $5,000, respectively.

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

Amortization commences once a product becomes available for sale to customers.  All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $214,078 and $704,127 for the three and nine months ended April 30, 2008.  Amortization expense charged to operations was $266,923 and $756,732 for the three and nine months ended April 30, 2007. Capitalized software development costs are net of accumulated amortization of $9,220,826 and $8,516,699 at April 30, 2008 and July 31, 2007, respectively.  Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.

5.           Acquisition
On January 10, 2005, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) between the Company and Blockade Systems Corp. ("Blockade"), a privately-held Canadian identity management software corporation. Pursuant to the Agreement, Proginet acquired certain assets and the business of Blockade and assumed certain Blockade liabilities, for a cash purchase price of $2,389,643. The assets acquired by Proginet include complimentary intellectual property, customer contracts, equipment and other tangible personal property.  The Agreement also provides for contingent payments to Blockade, payable annually over three years following the acquisition, upon the acquired Blockade business meeting certain revenue thresholds, including up to a maximum contingent payment of $1,300,000 in aggregate for meeting either software or maintenance revenue thresholds and a 50% contingent payment for net revenues generated from annual sales of identity management tokens, as defined in the Agreement.  As of April 30, 2008, the Company is no longer liable to Blockade for such contingent payments.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. As of April 30, 2008, the Company has allocated $135,932 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

6.         Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $993,126 and $767,856 at April 30, 2008 and July 31, 2007, respectively. Customer relationships are net of accumulated amortization of $792,953 and $613,088 at April 30, 2008 and July 31, 2007, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 and $225,270 for the three and nine months ended April 30, 2008 and 2007, respectively. Amortization expense charged to operations for customer relationships is $59,955 and $179,865 for the three and nine months ended April 30, 2008 and 2007, respectively. Estimated amortization expense for customer relationships and purchased software in the succeeding years is $239,820 and $300,360 for fiscal 2008 and 2009 per year, and $106,350 and $133,198 for fiscal 2010, respectively.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$(219,984)	$440,587	$(1,115,686)	$766,866

Denominator:
Weighted average number of common shares (basic)	14,722,677	14,514,387	14,677,717	14,459,608

Effect of dilutive securities:
Stock Options	-	1,075,362	-	863,255
Warrants	-	-	-	26,073
	-	1,075,362	-	889,328

Weighted average number of common shares (diluted)	14,722,677	15,589,749	14,677,717	15,348,936

Basic and diluted income (loss) per share	$(0.01)	$0.03	$(0.08)	$0.05

Potential common shares of 2,526,000 and 2,548,667 for the three and nine months ended April 30, 2008, and 438,000 and 1,246,956 for the three and nine months ended April 30, 2007 are excluded in computing basic and diluted net income per share as their effects would be anti-dilutive.

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

On November 30, 2007, the Board of Directors granted options to non-employee directors to purchase 425,000 shares of common stock (the “425,000 Grant”), at an exercise price of $1.38, which represented the fair market value of the underlying common stock on the date of grant.  On February 14, 2008, the Board of Directors approved a grant of options to purchase 300,000 shares of common stock (the “300,000 Grant”) to the Executive Vice President of Sales and Marketing at an exercise price of $.90 which represented the fair market value of the underlying common stock on April 8, 2008, in accordance with his employment letter.  The 425,000 Grant and the 300,000 Grant are both conditioned upon obtaining stockholder approval of amendments to the 2000 Stock Option Plan of Proginet Corporation increasing the aggregate share limit authorized for issuance under, and the extension of the term of, such option plan.  See Part II, Item 4 for a description of the Special Meeting of Stockholders originally scheduled, for the purpose of submitting these amendments to a stockholder vote, to be held on April 8, 2008, and ultimately cancelled.

The Company has not recorded any compensation expense in connection with the 425,000 Grant and the 300,000 Grant as accounting rules do not permit compensation cost to be recognized prior to receiving all necessary stockholder approvals.

There was $7,500 of compensation cost related to non-qualified stock options recognized in general and administrative expense for the nine months ended April 30, 2007 relating to stock options granted prior to August 1, 2006. There was no additional compensation cost related to non-qualified stock options as all outstanding options granted prior to August 1, 2006.

 Stock Option activity during the nine months ended April 30, 2008, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2007	2,623,700	$.75	-	-
Granted	-	-	-	-
Exercised	97,700	.20	-	-
Forfeited	-	-	-	-
Outstanding at April 30, 2008	2,526,000	$.78	5.55	$432,730
Exercisable at April 30, 2008	2,526,000	$.78	5.55	$432,730

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

The fair value of the restricted stock award at the time of grant was $1.03 per share and is being expensed on a straight line basis in general and administrative expenses over their vesting period, 283 days.  Total compensation expense recognized related to the restricted stock awards amounts to $7,743 for the nine months ended April 30, 2008.  As of April 30, 2008, there was no unrecognized compensation expense related to nonvested restricted stock awards.

A summary of the status of the Company’s restricted stock awards as of April 30, 2008 and changes during the first nine months of fiscal 2008 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at August 1, 2007	77,668	$1.03
Granted	-	-
Vested	77,668	$1.03
Forfeited	-	-
Nonvested at April 30, 2008	-	-

Item 2.  Management's Discussion and Analysis or Plan of Operation
General

You should read the following discussion in conjunction with our financial statements and the notes thereto included in Item I of Part I of this Form 10Q-SB.  Certain statements under the captions “Description of Business”, “Management's Discussion and Analysis” and elsewhere in this Form 10-QSB contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond the Company’s control and include, among others, the following:  litigation risk with respect to the claims asserted by one of its shareholders, as described more fully under “Management's Discussion and Analysis”; general economic and business conditions, competition from existing and potential competitors and availability of qualified personnel.

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

Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratable over the PCS term, which is typically 12 months.

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

Results of Operations

Revenues

Total revenues for the quarter ended April 30, 2008 amounted to $1,868,175, representing a decrease of $602,224, or 24.4% compared to revenues of $2,470,399 for the quarter ended April 30, 2007. Total revenues for the nine months ended April 30, 2008 amounted to $5,814,349, representing a decrease of $1,228,670 or 17.4% compared to revenues of $7,043,019 for the nine months ended April 30, 2007.

Software license revenues for the quarter ended April 30, 2008 amounted to $316,378 representing a decrease of $666,219, or 67.8%, compared to software license revenues of $982,597 for the quarter ended April 30, 2007. Software license revenues for the nine months ended April 30, 2008 amounted to $1,125,422 representing a decrease of $1,537,402, or 57.7%, compared to software license revenues of $2,662,824 for the nine months ended April 30, 2007. Software license revenue is sold directly through domestic sales executives, indirectly through international distributors and domestically and internationally through OEM partners. Direct sales, international distributor sales and OEM sales amounted to $128,547, $186,080 and $1,751, respectively, for the quarter ended April 30, 2008 compared to $875,363, $104,746 and $2,488, respectively, for the quarter ended April 30, 2007. For the nine months ended April 30, 2008, direct sales, international distributor sales and OEM sales amounted to $667,895, $423,385 and $34,142 compared to the prior year nine months period of $1,769,536, $831,310 and $61,978.  The decrease in software license revenue is primarily due to a decrease in sales of our advanced managed file transfer technology, which primarily resulted from continued delays in the customer procurement processes (including government entities) and a reduction in sales opportunities from the financial services sector reflective of current economic stresses in that marketplace. For the nine months ended April 30, 2008, software license revenue also decreased due to a decrease in sales of our identity and access management technology as the demand for the products as a standalone solution has continued to decline.

Software maintenance fees and other increased by $82,745, or 5.7% to $1,535,847 compared to such fees for the quarter ended April 30, 2007 of $1,453,102. Software maintenance fees and other increased by $306,482 or 7.2% to $4,589,977 compared to such fees for the nine months ended April 30, 2007 of $4,283,495. The increase in software maintenance fees and other is primarily due to fees earned as a result of an increase in the fiscal 2007 license revenue and due to the sale of an inactive domain name for $35,000 in October, 2008.

Fees for professional services for the quarter ended April 30, 2008 amounted to $15,950 compared to fees for professional services of $34,700 for the quarter ended April 30, 2007, representing a decrease of $18,750 or 54%. Fees for professional services for the nine months ended April 30, 2008 amounted to $98,950 compared to fees for professional services of $96,700 for the nine months ended April 30, 2007, representing an increase of $2,250 or 2.3%. The Company does not generate significant professional service revenue as resources are utilized for license revenue related activities. Typically, professional services are related to ad-hoc consulting engagements that are provided in response to requests for support from existing customers. Consequently, professional service revenue may vary considerably from period to period.

Operating Expenses

Operating expenses increased to $2,115,049 from $2,046,880 for the quarter ended April 30, 2008 and April 30, 2007 respectively, an increase of $68,169 or 3.3%. Operating expenses increased to $7,016,449 from $6,318,967 for the nine months ended April 30, 2008 and 2007 respectively, an increase of $697,482 or 11.0%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended April 30, 2008 amounted to $356,226, representing a decrease of $50,403 or 12.4%, compared to cost of software licenses of $406,629 for the quarter ended April 30, 2007. Cost of software licenses for the nine months ended April 30, 2008 amounted to $1,147,974, representing a decrease of $59,562 or 4.9%, compared to cost of software licenses of $1,207,536 for the nine months ended April 30, 2007. The decrease in cost of software licenses for the three and nine months ended April 30, 2008 is primarily related to the full amortization of certain advanced managed file transfer related products in the quarter ended January 31, 2008.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended April 30, 2008 amounted to $250,264, representing a decrease of $17,814 or 6.6%, compared to cost of maintenance fees and other of $268,078 for the quarter ended April 30, 2007. Cost of maintenance fees and other for the nine months ended April 30, 2008 amounted to $782,660, representing a decrease of $104,911 or 11.8%, compared to cost of maintenance fees and other of $887,571 for the nine months ended April 30, 2007. The decrease in cost of maintenance fees and other is due to a decrease in the allocation of employee related costs for technical services as such costs are being allocated to the development of the Company’s future products.

Commissions amounted to $247,870 for the quarter ended April 30, 2008 compared to commissions of $233,993 for the quarter ended April 30, 2007, representing an increase of $13,877 or 5.9%. Commissions amounted to $640,061 for the nine months ended April 30, 2008 compared to commissions of $983,598 for the nine months ended April 30, 2007, representing a decrease of $343,537 or 34.9%.  The increase in commission expense for the three months ended April 30, 2008 is due to an increase in international distributor software sales and an increase in international maintenance fees arising from fiscal 2007 software license sales. Such increases were offset by a lower direct sale commissions due to the decrease in direct sales. The decrease in commission expense for the nine months ended April 30, 2008 is due to the collective decreases in direct and international distributor software sales.

Research and development costs amounted to $78,096 for the quarter ended April 30, 2008, compared to research and development costs of $51,905 for the quarter ended April 30, 2007, representing an increase of $26,191 or 50.5%.  Research and development costs amounted to $239,465 for the nine months ended April 30, 2008 compared to research and development costs of $129,732 for the nine months ended April 30, 2007, representing an increase of $109,733 or 84.6%.  The increase in research and development costs for the three and nine months ended April 30, 2008 is due to an increase in employee and employee related costs allocated to the research of the Company’s future technology principally related to our advanced managed file transfer product to meet additional requirements of a broader international market.

Selling and marketing expense for the quarter ended April 30, 2008 amounted to $697,460 representing an increase of $256,840 or 58.3%, compared to selling and marketing expense of $440,620 for the quarter ended April 30, 2007. Selling and marketing expense for the nine months ended April 30, 2008 amounted to $1,961,254 representing an increase of $680,514 or 53.1%, compared to selling and marketing expense of $1,280,740 for the nine months ended April 30, 2007. The increase in selling and marketing for the three and nine months ended April 30, 2008 is primarily due to an increase in employee headcount and employee related costs, trade show participation, retention of a public relations firm, research services provided by an industry analyst, lead generation services and an increase in customer visitations by the sales organization for the nine months ended April 30, 2008. These increases are consistent with the Fiscal 2008 Business Plan which includes major expansion in sales, marketing and communication activities.

General and administrative expense for the quarter ended April 30, 2008 amounted to $481,365, representing a decrease of $155,395 or 24.4% compared to $636,760 in general and administrative expense for the quarter ended April 30, 2007. General and administrative expense for the nine months ended April 30, 2008 amounted to $2,219,312, representing an increase of $416,157 or 23.1% compared to $1,803,155 in general and administrative expense for the nine months ended April 30, 2007. The decrease in general and administrative expense for the three months ended April 30, 2008 is primarily due to a decrease in bad debt expense of $140,000 relating to a fiscal 2007 sale that was reserved for in January 2008 after multiple unsuccessful customer support resolution and collection attempts.  All outstanding matters were resolved and payment was made in full in May 2008. This decrease was offset by an increase in professional fees due to additional costs incurred for the Special Meeting of Stockholders scheduled for April 2008 and other shareholder inquiries. The increase in general and administrative expense for the nine months ended April 30, 2008 is primarily due to an increase in bad debt expense of $230,000 related to one other international software sale recorded in fiscal 2007. The Company has complied with all contractual requirements of this software license agreement, however, even after several attempts to discuss open matters, such customer is not implementing the technology and not complying with the terms of the license agreement.  We do not currently anticipate payment on this sale nor do we intend to litigate as such legal costs may be extensive. In addition, general and administrative expenses for the nine months ended April 30, 2008 increased due to an increase in additional non-recurring professional fees relating to costs associated with a partial tender offer and the election of new Board Members, an increase in fees and expenses paid to such Board Members and an increase in general office expenses.  These expenses were offset by a reduction in employee profit sharing and management discretionary compensation expense as defined financial targets were not met in fiscal 2008.

The Company reported a net loss of $219,984 and $1,115,686 for the three and nine months ended April 30, 2008, and a net income of $440,587 and $766,866 for the three and nine months ended April 30, 2007.

Liquidity and Capital Resources

At April 30, 2008, the Company had a cash and cash equivalent balance of $3,467,482.

Operating activities provided cash of $967,573 for the nine months ended April 30, 2008.  This resulted primarily from the net loss of $1,115,686, an increase in deferred revenues of $276,084 due to higher sequential quarterly maintenance billings and associated cash collections, and a decrease in accounts payable and accrued expenses of $187,145 due to a reduction in accrued expenses as defined financial targets were not met in fiscal 2008.  This decrease was offset by non-cash charges for depreciation and amortization of $1,152,926 and a provision for bad debt of $234,095 relating to a fiscal 2007 software sale.

Investing activities used cash of $959,421 for the nine months ended April 30, 2008 primarily for costs associated with the development of the Company's software products.

The Company has available a line of credit of $1,000,000. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires December 2008.  As of April 30, 2008, the Company has not borrowed against this line of credit.

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

Contingency Relating to Shareholder Claim

In early April 2008, we received a letter from Red Oak Partners, LLC (“Red Oak”), which acquired shares of our common stock in a tender offer completed in August 2007, alleging that it had been damaged as a result of misleading statements and representations made by our management regarding our future financial performance and the existence of contractually committed orders from customers.  While Red Oak has not alleged a specific dollar amount with respect to its damages, it has asked to be “made whole”.

We have responded to Red Oak’s assertions and have asserted that these claims are without merit.  Although we believe that Red Oak’s claims are without merit and that we have substantial defenses in this matter, if Red Oak brings a litigation, we could in the future incur substantial litigation related expenses, and additional monetary expense if Red Oak prevails in its claims.

Following receipt of the shareholder’s initial letter in early April 2008, our Board of Directors determined to recommend that it was advisable to adjourn the Special Meeting of Stockholders originally scheduled on April 8, 2008 to approve certain amendments to our option plan, as described below under Item 4, Submission of Matters to a Vote of Security Holders.  On April 8, 2008, the Company’s stockholders voted, by way of proxy, to adjourn the Special Meeting until May 6, 2008.  On May 5, 2008, the Special Meeting was cancelled by our Board of Directors.  The determination to adjourn and, ultimately, to cancel the Special Meeting, was made primarily because our Board of Directors was concerned that additional disclosure relating to Red Oak’s claim described above would be required in our proxy statement for the Special Meeting, which would require additional analysis, time and expense, and that communications with respect to the disputed matters were ongoing.

Item 3A(T).  Controls and Procedures

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

Part II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company originally scheduled a Special Meeting of Stockholders (“Special Meeting”) to be held on April 8, 2008, for the purpose of obtaining stockholder approval of amendments to the 2000 Stock Option Plan of Proginet Corporation (the “2000 Plan”) increasing the aggregate share limit authorized for issuance under, and the extension of the term of, the 2000 Plan.  A Definitive Proxy Statement was filed by the Company with the SEC on March 3, 2008.  On April 8, 2008, the Company’s stockholders voted, by way of proxy, to adjourn the Special Meeting until May 6, 2008, by a vote of 8,711,800 shares.  On May 5, 2008, the Special Meeting was cancelled by the Board of Directors.  The reasons for the adjournment and ultimate cancellation are more fully described in Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation under the caption “Contingency Relating to Shareholder Claim”.

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

PROGINET CORPORATION
(Registrant)

Date June 6, 2008	/s/ Kevin M. Kelly
Kevin M. Kelly, President and
Chief Executive Officer

Date June 6, 2008	/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer