Form 10KSB
period 2008-07-31
PROGINET CORP
filed 2008-10-06
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2008

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
Common Stock, $.001 par value
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

Yes _X__                      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No _X__

The issuer’s revenues for its most recent fiscal year were $7,565,185.

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of  September 10, 2008 was approximately $9,652,000.  All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the issuer.

There were 14,849,055 shares of Common Stock outstanding at September 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-KSB is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.
Transitional Small Business Disclosure Format:   Yes ___ No _X__

TABLE OF CONTENTS

i

Part I

Item 1. Description of Business

This Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those expressed in forward-looking statements. See—"Risk Factors" at the end of this Item 1.

Proginet Corporation ("Proginet" or the "the Company") offers a universal, multi-platform software solution for fast, inexpensive and secure file transfers both inside and outside the enterprise. Proginet’s flagship solution, CyberFusion Integration Suite (CFI) ®, is used by companies of all sizes to conduct business more efficiently while protecting customer data and limiting the risks associated with sharing proprietary information with partners and colleagues around the globe. The Company also offers solutions for e-mail attachment management and password management, selling its products in North America through its direct sales force and channel partnerships (value-added resellers and distributors) and internationally through a global network of distributors. The Company also sells its products through Original Equipment Manufacturer (OEM) partners in the United States and Europe.

With over 20 years of experience in the managed file transfer arena, Proginet has built a customer base of more than 400 companies spanning 30 countries. Headquartered in New York, the Company is publicly traded under the symbol [OTCBB: PRGF]. For more information, visit www.proginet.com.  Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-KSB.

General Development of the Business

Proginet was incorporated in New York in 1986 as the Teleprocessing Connection, Inc. and changed its name in 1990 to Proginet Corporation. In 1994, Proginet incorporated in Delaware, and then became a public company by listing on the Vancouver Stock Exchange (which subsequently merged with the Canadian TSX exchange) in 1995. In September 2000, Proginet common stock began trading on the OTC Bulletin Board (“OTCBB”) under the symbol PRGF. In 2003 the Company delisted from the Canadian TSX exchange. The Company's major product offerings are the result of internal development of software. Proginet has supplemented its offerings by completing five acquisitions between 1994 and 2005, including product acquisitions from Novell, Microsoft, KnowledgNet, SureFire and Blockade. The Company has also recently partnered with several technology vendors to provide enhanced capabilities, including but not limited to acceleration and archiving, for its major file transfer product line.

Products

This section provides a brief overview of the principal products marketed by Proginet. Proginet has designed its products with an emphasis on innovation, reliability, security, scalability, ease of use and deployment, and strong ROI. Proginet’s goal is to offer the fastest, most economical solution for electronic delivery of business files to anyone, anywhere, regardless of platform.

Product Category: Advanced Managed File Transfer

Proginet’s advanced managed file transfer (MFT) solution allows users to send business information over extended corporate networks and over the Internet, confident that no one other than the intended recipient can access the information. Proginet’s advanced MFT software is in use at some of the largest corporations in the world. The Company's flagship solution, CyberFusion Integration Suite (CFI)™, was introduced to the market in July 2005 to satisfy the B2B data transfer requirements of global enterprises, in addition to satisfying the enterprise data transfer needs already addressed by Proginet's other MFT solutions.

Proginet believes that CFI positions the Company for growth. Accelerating market globalization, major advances in technology, and increased levels of security risk, have increased the importance of managed file transfer, so much so that it has become a critical element of data integration and application integration for major enterprises. Enterprise needs for more advanced MFT capabilities are compelling and driven by many factors. The most significant drivers include:

•	Integration Requirements
•	Open Standards
•	Performance
•	Security
•	Regulatory Compliance Mandates
•	Control & Management
•	Efficiency

CFI has been developed specifically to address these key drivers. The following section provides a high-level overview of CFI and its components:

CyberFusion Integration Suite™: CFI is a totally integrated advanced managed file transfer solution that provides a single point of control for all file-transfer activity inside and outside an extended enterprise. A multi-platform solution that serves the mainframe world and all major distributed platforms, CFI enables organizations to conduct all enterprise file transfer securely and efficiently with internal departments, suppliers, business partners, and customers, and to integrate with a broad range of B2B applications in support of end-to-end processing. In the summer of 2008, Proginet entered into an agreement with RocketStream, a subsidiary of Voyant International Corporation, and a leading provider of data transfer acceleration software, which is exclusive as to a certain industry sector, whereby Proginet would embed RocketStream’s technology for data transfer acceleration into CFI. Proginet believes this will prove to be a major differentiator for the Company. Initial testing of the combined solution between the US and Asia have revealed speeds that are 15 to 50 times faster than traditional FTP. It is anticipated that the accelerated version of CFI will be generally available for purchase in the Fall of 2008.

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

CFI Commerce Server: Commerce Server is a fully-featured electronic data interchange (EDI) integration solution for B2B data exchange and is appropriate for a range of vertical industries including healthcare, retail, manufacturing, and financial services. Commerce Server supports EDI, the standard data format for exchanging business data, and provides full transaction mapping, transformation, and auditing functionality. In conjunction with CFI's Internet Server, Commerce Server supports Internet EDI, enabling organizations to transition from, and eliminate, value-added networks (VANs) and lease lines, and high associated costs. Companies using Commerce Server for Internet EDI can integrate suppliers and trading partners seamlessly over the Internet, with zero transaction cost.

RocketStream™: Proginet is also reselling RocketStream as a standalone solution. The RocketStream software suite is a file transfer acceleration solution that overcomes the harmful effects of network latency on IP data throughput. The solution is sold by Proginet under a reseller agreement with RocketStream. RocketStream is as easy to use as an FTP client but is exponentially faster. Available in client/server and peer-to-peer configurations, RocketStream provides features like job scheduling, hot folders, synchronization, and mirroring – in a user-friendly interface.

Product Category: Gateway Proxy Server

With growing enterprise security risk and increasing pressures from industry and government regulations (Sarbanes-Oxley, GLBA, HIPAA, PCI-DSS, et al), companies are demanding additional layers of security to protect their business data. Proginet believes that a Gateway Proxy Server (or ‘Edge’ Server) will be an effective tool in promoting enterprise data security.

CFI Edge Server™: CFI Edge Server is a new appliance-based proxy server that provides a secure gateway for bi-directional communications between enterprise file transfer systems and external business partners and systems. Edge Server, which the Company expects to start shipping in November, will be the only secure file transfer gateway appliance that works with any file transfer system to facilitate secure data transfer across the Demilitarized Zone or DMZ and directly into an organization’s corporate network (a DMZ is a firewall protected “neutral zone” between a company’s private network and the external public network and is designed to prevent external parties getting direct access to the corporate system). The Edge Server resides within the DMZ and enables enterprises to safely house their file servers and all associated data inside the corporate network (‘the edge’ of the network). By deploying Edge Server as their file transfer gateway, companies can ensure that data is never written to or stored in the DMZ, thereby eliminating a key point of corporate vulnerability. Edge Server is delivered as a ready-to-install appliance for quick and easy deployment in any technology environment.

Product Category: E-mail Attachment Management

A large increase in the use and size of e-mail attachments has contributed to the major challenges associated with corporate e-mail systems today. These challenges relate to several major issues including file-size limitations, storage capacity, security, and audit. Left unaddressed, these issues can cause major problems for an organization, impacting the productivity and performance of business users and the organization as a whole.

CFI Slingshot™: CFI Slingshot is an enterprise solution that solves the major challenges of e-mail attachments and how they are handled. Slingshot integrates seamlessly with enterprise e-mail systems (as a plug-in to Microsoft Outlook), as well as through a standard Web browser, so that business users can easily share and transfer files of any size – outside of the traditional confines of the e-mail system. Target customers include organizations of any size with a requirement to eliminate common problems related to e-mail attachments: file-size limitations, storage capacity (the mail store), security, and audit. Proginet has also developed Slingshot Vault which is an appliance-based version of the solution with additional archiving capabilities.

Product Category: Password & Access Management

Enterprises face many challenges when it comes to managing passwords and user access. Proginet’s password and access management solutions secure and protect corporate resources and provide centralized management and control of enterprise users. Proginet has been providing password management solutions to major enterprises for more than a decade. In early 2005, Proginet further solidified its position in this marketplace by acquiring the assets of Blockade Corporation, a Canadian security software vendor. The core technologies acquired from Blockade have since been incorporated into Proginet's portfolio of security software products and rebranded under the names SecurForce™ and SecurAccess™. Expanding its portfolio of security software products has enabled Proginet to offer the following enterprise solutions:

•	Password Management
•	Access Management
•	Two-factor Authentication

The following section provides an overview of Proginet products that fall under the category of password and access management:

SecurForce™: SecurForce, from Proginet, is a comprehensive password management solution for the large or extended enterprise. The SecurForce Suite is comprised of the SelfServ and SyncServ modules. The modules work independently for specific usage or can be combined to form a comprehensive, enterprise-grade password management system.

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

SyncServ: The password synchronization module reduces the number of passwords a user needs to one – regardless of the number of platforms or applications the user is authorized to access. User-password changes propagate across all systems automatically and systems are securely synchronized in real-time.

SecurPass®: SecurPass is Proginet’s entry-level software solution for password management. The solution is value priced for small-to-medium sized businesses. SecurPass protects data within the enterprise – locking out unauthorized users – and integrates the enterprise's disparate platforms so that users can access all of their business applications using a single password. SecurPass comprises two modules that can be deployed either together or separately in an organization to achieve password synchronization and/or reset functionality.

SecurPass: Reset: Proginet's security module for self-service, password reset, SecurPass:Reset enables users to reset their own passwords in real time, eliminating expensive calls to the organization's help desk. A Web-based, self-service utility, SecurPass: Reset prompts users through the reset process – quickly, effortlessly, and efficiently.

SecurPass: Sync: SecurPass: Sync is a security module for synchronizing user passwords across multiple platforms; users only have to remember a single password to access all of their critical business applications. This minimizes the potential for password exposure and mitigates security risk for the organization.

SecurAccess™: SecurAccess is a single sign-on solution for the enterprise that enables users to access corporate resources and applications using a single, secure password. A centralized enterprise access control and management solution, SecurAccess takes advantage of the power of the IBM z/OS Enterprise Server system to effectively solve the organization’s security and access challenges. With SecurAccess, users have access to enterprise applications on any server authorized to their profile. They can access these applications seamlessly and in complete compliance with enterprise security policies.

SecurAccess™ with VASCO® Tokens: Two-factor authentication is gaining popularity within organizations and has been adopted by a number of major consumer-facing financial institutions. Seen as a viable, and indeed desirable, method of improving password strength and overall security, two-factor authentication combines something you have (a physical device) – with something you know (a password). Proginet is an authorized reseller of VASCO tokens. Proginet's SecurAccess combines with VASCO Digipass® tokens to deliver true two-factor authentication, enabling secure user access to corporate resources and applications.

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

Strategy

File Transfer represents one of the most critical problems that companies must address. However, the accelerating growth of the global economy demands that more and more data be shared among business partners. The security and control of data as it moves within and between companies’ remains as one of the highest IT priorities throughout the world. It is more imperative than ever to control, track, and audit all of the information leaving and entering an enterprise every day.

Product Strategy: Proginet’s product strategy continues to be to develop and market enterprise file transfer software solutions that are standards-based, forward-looking and interoperable, and capable of meeting or exceeding the market's evolving requirements in terms of data movement, security and regulatory compliance. The Company's core technologies are integral to an enterprise's overall business process and promote secure, controlled data movement. Proginet implements its strategy by investing in a highly qualified development team that produces and brings to market unique and creative products, as well as establishing partnerships to acquire components and expertise in complementary technologies geared to the software requirements of large, medium and small enterprises. Proginet will continue to pursue a combination of internal software development and strategic technology partnerships in order to innovate in the marketplace and maintain competitive advantage.

Proginet provides enterprise software to many diversified industries worldwide with technology that includes advanced security and management features to ensure secure access and control over enterprise systems and data. Proginet’s technology provides comprehensive features and capabilities to ensure compliance with laws, regulations, and mandates, as well as standards appropriate for these industries – generating cost effective, efficient, scalable, reliable and secure infrastructures to move, manage, protect and secure the typical enterprise's most important asset – its data.

The driving force behind Proginet’s strategy is the absolute dedication and commitment to fully utilize Proginet’s expertise, background, and core competencies in the critical area of data movement and control. These competencies have resulted in Proginet’s product development architecture, which is focused on critical aspects of data security and management. This development architecture is an evolutionary approach to integrate all of the methods of data communications under one comprehensive data security and control umbrella. The core product under which this development is taking place is CyberFusion Integration Suite (CFI).

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

One of the key components of the CFI Suite is the CFI Command Center, a central control capability that serves as the central hub for the synchronization and coordination of all activities of the other CFI components that are deployed on network servers throughout the enterprise. A key product development strategy is to incorporate more types of data flows under the umbrella of the Command Center. This includes CFI Commerce Server, which provides the capability to incorporate and control all EDI based files within the CFI Suite. Proginet has also introduced CFI Slingshot to provide a superior method of handling e-mail attachments to solve the growing problems of attachment size and space requirements in e-mail systems. By incorporating these components within CFI, customers will benefit from all of the control, security, and auditing capabilities standard to the CFI suite.

Proginet's CFI technology follows a logically designed “road map” and provides a master control system to secure and protect access to, and movement of, enterprise data – anywhere, anytime and anyhow – with industry standards for compliance and control. CFI also complies with Service Oriented Architecture (SOA) standards, which allows for CFI to be utilized as set of integrated services within the SOA structure of any sized corporation. As more and more companies adopt SOA architecture, this will serve as a strong differentiator between CFI and other products.

For clients looking to adopt our technology enterprise-wide, Proginet provides a logical and orderly migration path – an evolutionary approach – to building and managing a total infrastructure for data movement. We also define the deployment strategies and phases of deployment required to achieve a secure data-integration environment.

Market Strategy: Proginet's market strategy is dependent on the Company's successful development and deployment of the product development architecture. With success in research and development, the strategy is then driven by three major components of the strategic plan: direct sales, channel partnerships, and technology alliances. A significant aspect of the market strategy is recognizing the importance of understanding that the needs of the marketplace are fluid and dynamic. The emphasis, the order of priority, and the commitment of resources, must be adjusted to maximize performance and capitalize on the most significant opportunities.

The direct sales component emphasizes the need to develop more aggressive and creative sales and marketing programs. Every aspect of Proginet's sales process has been improved from the perspective of lead generation, lead qualification, product evaluation, and the closing of business. The sales strategy is specifically focused on increasing the average size of deals and reducing the average length of the sales process.

The channel partnership strategy is focused on the companies and resellers that satisfy Proginet's core objectives. The channel will continue to be Proginet’s prime strategy for international growth, and the Company will continue to establish both domestic and international partnerships with VARs, distributors, and major system integrators. With a focus of leveraging the expertise and strength of these firms in their respective vertical and geographic markets, Proginet is strengthening its ability to penetrate these markets.

Technology alliances will continue to be a core part of our overall market strategy. Technology alliances, such as the one announced recently with RocketStream, should enable Proginet to innovate quickly and differentiate clearly in the marketplace.

Sales and Marketing

Proginet’s sales strategy is comprised of three sales models: direct sales and VARs in North America; indirect sales through distribution partners and value added resellers (VARs) in over 23 countries around the world and in the United States; and strategic alliances with partners who integrate Proginet’s technology with their technology and sell the combined product(s). This last model is commonly referred to as OEM.

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees. This group has been significantly revamped during the fourth quarter of fiscal 2008, and additional sales representatives have been added. The direct sales model covers the entire sales cycle from lead generation through a proof-of-concept (POC) evaluation process, to the signing of a software license agreement. Proginet estimates that the “typical” sales cycle averages about 90 days for smaller sales, and up to 150 days or more for larger sales, and that the Company closes the sale in approximately thirty five (35) percent of POC’s started.

The indirect sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales. Distributor/channel partnerships are established in local markets and Proginet commits significant resources to train and support them to sell Proginet software in their countries. The distributors’ role is to act as agents, make the marketplace aware of Proginet’s technology and explain how the technology can be used in their business environments. Proginet supports the distributors with assistance and support, customer installations, and training whenever necessary. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned, and commitment to closing sales. In addition, Proginet’s VAR relationships leverage the sales and marketing facilities of these entities to promote Proginet products through the VAR networks. Similar to a distributor partnership, VARs are trained extensively in Proginet’s software. However customer support and maintenance is generally preformed by Proginet. As such, VARs are compensated at a commission rate of 25% to 40% of the license revenue generated.

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

Marketing communications is a comprehensive program to deliver Proginet’s message to identified audiences. These methods include public relations and press coverage, developing industry analyst relationships, trade show attendance, industry conference participation, targeted e-mail and direct mail campaigns, and communication through our corporate Web site.

Proginet's Web site plays a critical role in our sales lead generation program. The Company is currently in the process of a complete Web site redesign, enhancing the structure, content, and positioning of our corporate site in line with new corporate positioning and recognized best practices. The Company has also added e-commerce functionality to its Web site with a Web store which has recently been launched.  Search engine optimization will also be a key area of focus for the Company.

Customers

Proginet has established a worldwide customer base of companies or organizations in 30 countries. These customers are engaged in financial services, insurance, healthcare, telecommunications, government, and many other vertical industries. No one customer represented 10% or more of Proginet’s revenues during each of the past two fiscal years.

Suppliers

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

Competition

The enterprise software space in which Proginet operates is highly competitive. Many of our competitors, including IBM, Computer Associates, Sterling Commerce (an AT&T company), Axway, and Tumbleweed (Axway and Tumbleweed have merged as of September 4th, 2008), have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Some of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure stockholders or other parties that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Proprietary Rights

Proginet does not possess any patents.  Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights.  Proginet has trademarked the names CyberFusion, CyberFusion Integration Suite, CFI, SecurForce, SecurPass, and SecurAccess in the United States. These trademarks are considered significant in the protection of the Company's technology.  The Company believes that its source code and its product designs are best protected by the Company’s Employee Confidential Information and Non-Competition Agreements entered into with each of its employees as well as work-for-hire agreements with consultants.

Government Regulation

Proginet has received authorization from the United States Commerce Department to export strong encryption that will ensure the security of critical business information transferred worldwide via the Internet.  Other than regulations concerning the export of sensitive materials applicable to all businesses in general, the Company is not subject to direct regulation by any government agency.

Employees

As of July 31, 2008, Proginet had sixty one full-time salaried employees and two consultants on retainer.  The Company believes its relations with its employees are satisfactory.

Research and Development Activities

Proginet's investments in new technology development have and will continue to be a most significant factor in the Company's success.  Proginet's expenditures for development are accounted for as research and development expense and capitalized software development expenditures.  A more thorough explanation of capitalized software and its financial treatment can be found in the Company's financial statements and the associated footnotes.

In 2008, the Company incurred research and development expense of $401,578 and incurred capitalized software development expenditures of $1,472,792.  In 2007 the Company incurred $168,222 in research and development expenses and $937,857 in capitalized software expenditures.  It is the sum of these two costs that represents the investment in new technology offered to the marketplace.

Risk Factors

An investment in shares of our stock involves various risks.  Before deciding to invest in our stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-KSB, including the items included as exhibits.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely.  The value or market price of our stock could decline due to any of these risks, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We may have difficulty in executing our business operations.

Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	maintaining a strong balance sheet and positive or neutral cash flow;

•	retaining and hiring, as required, the appropriate number of qualified employees;

•	growing our international sales;

•	building an adequate pipeline of prospective sales;

•	accurately forecasting revenues;

•	training our sales force and channel partners, particularly its newer members, to sell more products and services;

•	developing products with strong market appeal;

•	controlling expenses, particularly sales, product development, and general and administrative expenses;

•	managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems and internal controls; and

•	otherwise executing on our strategic plans.

An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

If we have elected an ineffective strategy, or do not execute an effective strategy well, our business could be harmed.

Our objective is to leverage and expand our core products in managed file transfer (MFT) to be a leading provider of such technology in the MFT market space. We have developed a strategic and operating plan based on what we believe to be critical success factors for growing our business in MFT solutions. The plan includes key initiatives such as: continuing to build our direct and channel sales model and leveraging these partnerships to reach more customers and vertical industries, maximizing our marketing efforts and developing innovative products which are focused in the MFT space. If the strategy we have elected to pursue turns out to be ineffective, it could significantly limit our ability to compete successfully against current and future competitors and otherwise negatively impact our business.

If on the other hand we have elected to pursue an effective strategy, but we do not execute our strategy well by optimizing our methods of producing, marketing, and selling our products, it could significantly limit our ability to compete successfully against current and future competitors and otherwise negatively impact our business.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our realizing revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Additionally, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

Our revenue and our operating results have fluctuated and may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including the timing of our target customers’ election to adopt and implement our products and services and the election of our customers to delay their purchase commitments or purchase in smaller amounts. Further, we have experienced and may continue to experience difficulty in managing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure as well as collecting fees owed by customers.  Finally, any acquisitions or divestitures we complete as well as the announcement or introduction of new or enhanced products and services may create additional volatility in our results.

In addition, many customers negotiate software licenses near the end of each quarter. In part, this is because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of software license revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end of period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us.

As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in our operating results from quarter to quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Our operating results in the past have, and in future quarters may, fail to meet our expectations or those of securities analysts or our investors due to any of a wide variety of factors, including fluctuations in our performance as measured by any of a variety of metrics employed by such persons. Any of these factors may cause a significant decline in the trading price of our stock.

Various factors may delay our ability to recognize revenue in connection with contracts.

Many factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement. We recently signed a major license agreement with a governmental agency which required certain contractual requirements to be achieved by Proginet before revenue could be recognized in connection with this contract.  While this incident marks the first time Proginet has not been able to recognize revenue immediately upon execution of a license with a customer, other types of conditions may arise in the future that would require us to defer recognition of revenue in connection with executed license agreements.

We may incur losses as we attempt to expand our business.

We intend to expand our business and therefore expect to expend significant additional resources on developing our sales force, developing a more robust reseller program, research and development, marketing and product development. As a result, we may need to expend significant resources to accomplish these goals. If we fail to successfully develop and market new products or improve our direct and channel sales results, we may not be able to achieve the necessary revenue growth and may not be profitable.

Adverse economic conditions or reduced information technology spending may adversely impact our revenues.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including by lengthening sales cycles, lowering prices for our products and services and reducing unit sales.

We may not be able to compete effectively with larger, better-positioned companies, resulting in lower margins and loss of market share.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements.  If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a drop in revenues that could adversely affect our business and operating results.  To compete successfully, we must maintain a successful research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategy, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets.  If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

We compete with a variety of companies who have significantly greater revenues and financial resources than Proginet as well as greater personnel and technical resources. For example, CyberFusion Platform Server competes with products offered by Sterling Commerce and several other vendors, and CyberFusion Platform Server competes with Axway Technology.  Large companies may be able to develop new technologies more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth and our compensation expenses may increase.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. A decline in the value of our stock could adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Our ability to sell our products is dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our sales and results of operations.

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our products to existing customers would be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high-quality support and services, or to adequately assist our channel partners in providing high-quality support and services, could result in customers choosing to use our competitors’ products instead of ours in the future.

Our international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to our international customers accounted for 27.6%, and 29.9% of our revenues for 2008 and 2007, respectively. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements and any resulting costs of compliance;

•	reduced protection of intellectual property rights; evolving privacy laws; tariffs and other trade barriers;

•	Foreign currency exchange risks;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

Managing these risks may subject us to additional costs that may not be justified in light of the market opportunity, and the inability to comply with or manage foreign laws and related risks may preclude or limit sales in foreign jurisdictions.

Our revenues depend upon key alliances.

We currently have over 23 partners worldwide and may continue to enter into and discontinue contractual strategic alliances.  Our revenues in the past have depended and in the future will continue to depend, in part, on these relationships.  We cannot assure you that any of these alliances will develop successfully, if at all, or that these alliances will generate revenues or earnings for us.  If we fail to manage these relationships successfully, or if our alliances or partners fail to perform as we expect, we could suffer substantial losses in sales and customers. Any such losses would have a material adverse effect on our business, results of operations and financial condition.

Additional regulations could be imposed on our industry.

We are not currently subject to direct regulation by any government agency other than regulations applicable to businesses generally, which include export regulations on encryption software for which Proginet has received exemptions from the U.S. Commerce Department.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as privacy, pricing and characteristics and quality of products and services.  Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent protection laws that may impose additional burdens on those companies conducting business over the Internet.

Our current research and development efforts may not produce significant revenues for several years, if at all.

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenue, than we anticipate. Our research and development costs were $1,874,550, or 24.8% of our total revenues in 2008, and $1,106,079, or 11.8% of our total revenues in 2007. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

Our products are highly technical and may contain errors, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service cost, any of which could adversely affect our business, operating results and financial condition. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

We utilize “open source” software in some of our products.

Open source commonly refers to third party software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license.  Open source software is typically licensed for use for little or no charge, but imposes on the user of the open source software certain requirements to license to others both the open software as well as the software that relates to, or interacts with, the open source software.  We use open source software in some of our products and may continue to do so in the future.  In particular, we use and rely on open source software for the encryption features in our CyberFusion products.  Our use and reliance on open source software may impose limitations on our ability to commercialize our products and/or technologies incorporating open source software because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products; competitors will have improved access to information that may help them develop competitive products; open source software cannot be protected under trade secret law; it may be difficult for us to accurately determine the developers of the open source code and whether the open source software we use infringes third party intellectual property rights and, consequently, may subject us to intellectual property infringement or misappropriation litigation relating to our use of open source software in our products; and, open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors.  Claims of infringement or misappropriation against us could be costly for us to defend, divert the efforts of our technical and management personnel and could require us to seek to obtain licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of any or all of our products in the event re-engineering cannot be accomplished on a timely basis.  If this occurs, our business, customer relationships, financial condition and operating results could be materially harmed.

Our industry is characterized by frequent litigation regarding patent, copyright and other intellectual property rights and trends suggest that this may increase. While there are no known pending or threatened claims against us for which we expect to have an unsatisfactory resolution that could have a material adverse effect on our operations and financial condition, there can be no assurance that such claims will not be asserted, or, if asserted, will be resolved in a satisfactory manner.  Any claim, regardless of outcome, may be costly to defend.  In addition, there can be no assurance that third-parties will not assert other claims against us with respect to any third-party technology.

In addition, the laws of certain countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S.

Our products may expose customers to invasion of privacy, causing customer dissatisfaction.

Our CyberFusion products are intended to provide outsiders access to a customer’s computer, making the customer vulnerable to security breaches, which could result in the loss of their privacy or property. Customers suffering invasions of privacy or other harm could result in customer dissatisfaction and possible claims against us for any resulting damages.

We depend on our ability to protect and enforce our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and competitive position.  However, we do not possess any patents.  We rely on a combination of trademark, copyright and trade secret laws to protect our proprietary rights.  We have registered the “CyberFusion”, “CyberFusion Integration Suite”, “CFI”, “SecurForce”, “SecurAccess” and “SecurPass” trademarks in the United States.  We cannot assure you that we will secure significant protection for our proprietary rights or that claims will not be made against us in connection with our proprietary rights.  The actions we take to establish and protect our trademarks and other proprietary rights may be inadequate to prevent imitation of our services or products or to prevent others from claiming violations of their trademarks and proprietary rights by us.  In addition, others may develop similar technology independently or assert rights on our trademarks and other proprietary rights.  The laws of other countries may afford us little or no effective protection of our intellectual property.

Intellectual property claims against us can be costly and could impair our business.

Other parties may assert infringement or unfair competition claims against us.  We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm our business.  If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays.  As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.  If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could have a material adverse effect on our business, financial condition and results of operations.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.

In the future we may seek to acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We have limited historical experience with the integration of acquired companies. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. Any difficulties we encounter in the integration process could divert management from day-to-day responsibilities, increase our expenses and have a material adverse effect on our business, financial condition and results of operations. In addition, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable and are required to test goodwill for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets resulting from an acquisition or otherwise is determined, resulting in an adverse impact on our results of operations.

We may require additional funding to expand our business.

We may require additional financing in order to expand our business.  Our working capital requirements in the foreseeable future will depend on a variety of factors, including our ability to implement our business plan.  We cannot assure you that we will successfully negotiate or obtain additional financing, or that we will obtain financing on terms favorable or acceptable to us.  We do not have any commitments for additional financing.  Our ability to obtain additional capital depends on market conditions, the national economy and other factors outside of our control.  If we do not obtain adequate financing or such financing is not available on acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be limited significantly.

Our stock trades on the Over-The-Counter Bulletin Board, and may be subject to volatility.

In 2000, we began trading on the Over-The-Counter (“OTC”) Bulletin Board.  Trading on the OTC Bulletin Board may decrease the number of investors willing to trade in our common stock as opposed to stock which trades on established exchanges such as the New York Stock Exchange, American Stock Exchange or NASDAQ Stock Market, and therefore could decrease the liquidity and trading volume of our common stock and reduce the number of market makers willing to trade in our stock, making it likely that wider fluctuations in the quoted price of our common stock would occur.  As a result, there is a risk that stockholders will not be able to obtain price quotes that reflect the actual value of our common stock.  Increases in the volatility of our common stock due to the decreased number of individuals willing to trade in it could also make it more difficult to pledge the common stock as collateral, if a stockholder sought to do so, because a lender might be unable to accurately value the common stock.

In addition, we are subject to the SEC’s penny stock rules.  Penny stocks are securities with a price of less than $5.00 per share, other than securities that are registered on certain national securities exchanges, that are quoted on Nasdaq or that meet certain conditions.  The penny stock rules require delivery, by a broker-dealer prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  The rules also require that broker-dealers send monthly statements disclosing recent price information for each penny stock held in the account and information on the limited market in penny stocks.  Because of the burden placed on broker-dealers to comply with the penny stock rules, stockholders may have difficulty selling our common stock in the open market.

Our stock price could be adversely affected if we are unable to continue to favorably assess the effectiveness of our internal control over financial reporting.

In the future, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence and our stock price could be adversely affected.

We do not pay dividends on our common stock.

We have not paid a dividend on our common stock and have no plan to do so in the near future. In addition, the terms of our revolving credit facility prohibit the payment of dividends.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Delaware law, as well as provisions in our certificate of incorporation and bylaws could have the effect of delaying or preventing a change of control.  For example, our Board of Directors, without further stockholder approval, may issue up to 10,000,000 shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock, which could delay or prevent a change of control as well as reduce the voting power of the holders of common stock.

Item 2.	Description of Property

Proginet maintains its headquarters at 200 Garden City Plaza, Garden City, New York, 11530 where most employees are located.  This lease expires May 2013 with current monthly rent payments of approximately $23,000.  Proginet also maintains a satellite office at 21 St. Clair Avenue East, Suite 301, Toronto, Ontario.  This lease expires in May 2010 with current monthly payments of approximately $4,000.

Item 3.            Legal Proceedings

In early April 2008, we received a letter from Red Oak Partners, LLC (“Red Oak”), which acquired shares of our common stock in a tender offer completed in August 2007, alleging that it was damaged because the directors and management of Proginet made misrepresentations and/or breached their fiduciary duties to Red Oak, Proginet’s stockholders and the investing public with respect to (i) representations concerning the existence of contractually committed orders and future financial performance; (ii) severance  arrangements made with Proginet’s former CEO and (iii) a claim with respect to Proginet’s having procured directors and officers insurance from a relative of Proginet’s former CEO.  While Red Oak has not alleged a specific dollar amount with respect to its damages, it has asked to be “made whole”.  In connection with its claims, Red Oak has served a demand to inspect books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”).  We have responded to the correspondence as well as the 220 Demand, and certain documentation has been offered to Red Oak in response to the 220 Demand.  Management has informed Red Oak that it believes Red Oak’s claims are meritless.  Although we believe that Red Oak’s claims are without merit and that we have substantial defenses in this matter, if Red Oak brings a litigation, we could in the future incur substantial litigation related expenses, and additional monetary expense if Red Oak prevails in its claims.  We  intend to contest vigorously any litigation that is commenced.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

In September 2000, Proginet common stock began trading on the OTC Bulletin Board (“OTCBB”) under the symbol PRGF. The following table shows the high and low closing sales price in U.S. dollars, of Proginet’s common stock on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
July 31, 2008	$1.00	$.70
April 30, 2008	$1.25	$.85
January 31, 2008	$1.65	$1.22
October 31, 2007	$1.81	$1.45
July 31, 2007	$1.70	$1.13
April 30, 2007	$1.25	$1.01
January 31, 2007	$1.14	$0.66
October 31, 2006	$1.26	$0.70

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Securities Authorized for Issuance under Equity Compensation Plan

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,526,000	$.78	53,812

Equity compensation plans not approved by security holders	-	-	-

Total	2,526,000	$.78	53,812

Item 6.	Management's Discussion and Analysis or Plan of Operation

General

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.  Certain statements under the captions “Description of Business”, “Management's Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond the Company’s control and include, among others, the risk factors set forth in Item 1 above and the risk factors set forth in this discussion, including under the caption “Contingency Relating to Stockholder Claim.”  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9.  We generally utilize written contracts as the means to establish the terms and conditions by which our products support and services are sold to our customers.

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

Our revenues are derived from direct sales executives, distributors, VARs and OEM partners.  Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 15% of the sale, dependent upon the revenue volume generated by the sales executive. . Distributors are typically compensated at a commission rate of 40% to 50% and VARs are compensated at a commission rate of 25% to 40% of the license revenue generated. The rates vary based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

Concentration of Credit Risk Policy

For purposes of the consolidated statement cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market accounts and government obligations.  As of July 31, 2008 and 2007, the Company does not maintain any such cash equivalent accounts.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company has substantially all of its cash with two financial institutions. Such cash balances, at times, may exceed FDIC limits. To date, the Company has not experienced any losses in such accounts. The Company’s trade receivables represent a broad customer base, and the Company routinely assesses the financial strengths of its customers. As a consequence, concentrations of credit risk are limited.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets, which are all currently amortized over their respective estimated lives and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets, significant changes in the manner or our use of the assets or the strategy for our overall business and significant negative industry or economic trends. In addition, in all cases of an impairment review, we will re-evaluate the remaining useful life of the asset and modify it, as appropriate. Should the fair value of the Company's long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

Results of Operations

Fiscal Periods Ended July 31, 2008 and July 31, 2007

Revenues

Total revenues for the year ended July 31, 2008 amounted to $7,565,185, representing a decrease of $1,812,069 or 19.3% compared to revenues of $9,377,254 for the year ended July 31, 2007.

Software license revenues for the year ended July 31, 2008 amounted to $1,335,818 representing a decrease of $2,105,700 or 61.2%, compared to software license revenues of $3,441,518 for the year ended July 31, 2007.  Software license revenue is sold directly through domestic sales executives, indirectly through distributors and VARs and through OEM partners. Direct sales, indirect sales and OEM sales amounted to $803,894, $496,028 and $35,896 for the year ended July 31, 2008, respectively, compared to $2,102,478, $1,256,622 and $82,418 for the year ended July 31, 2007, respectively.  The decrease in license revenues, both direct and indirect, resulted from a decrease in our advanced managed file transfer software sales of $1,639,811. The decrease in managed file transfer sales was primarily due to a decline in larger dollar value transactions in fiscal 2008 compared to fiscal 2007.  However, one fiscal 2008 software license sale with a U.S. government agency amounting to $900,000 was deferred due to contractual requirements.  The Company expects to meet certain of the contractual requirements by December 2008, at which time it will to begin recognizing the associated revenues.

Software maintenance fees and other increased by $350,631, or 6.1% to $6,122,417 compared to such fees in fiscal 2007 of $5,771,786. The increase in software maintenance fees and other is primarily due to an increase in CFI maintenance billings related to the increase in fiscal 2007 CFI software license sales.

Fees for professional services for the year ended July 31, 2008 amounted to $106,950 compared to fees for professional services of $163,950 for the year ended July 31, 2007, representing a decrease of $57,000 or 34.8%.  The Company does not generate significant professional service revenue as resources are utilized for license revenue related activities. Typically, professional services are related to ad-hoc consulting engagements that are provided in response to requests for support from existing customers. Consequently, professional service revenue may vary considerably from period to period.

Operating Expenses

Operating expenses increased to $10,147,259 from $8,511,209 for the years ended July 31, 2008 and July 31, 2007 respectively, an increase of $1,636,050 or 19.2%. The increase in operating expenses is primarily a result of the following fluctuations:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the year ended July 31, 2008 amounted to $1,556,842 representing a decrease of $73,854 or 4.5%, compared to cost of software licenses of $1,630,696 for the year ended July 31, 2007.  The decrease in cost of software licenses is primarily due to the full amortization of certain capitalized software assets.

Cost of maintenance fees and other (which principally consists of technical support payroll and development time attributable to technical support) for the year ended July 31, 2008 amounted to $1,050,196 representing a decrease of $141,669 or 11.9%, compared to cost of maintenance fees and other of $1,191,865 for the year ended July 31, 2007. The decrease in cost of maintenance fees and other is primarily due to a decrease in the allocation of employee related costs attributable to technical support as such employees are increasingly being utilized for the research and development of the Company’s future products.

Commissions amounted to $849,157 for the year ended July 31, 2008 compared to commissions of $1,261,814 for the year ended July 31, 2007, representing a decrease of $412,657 or 32.7%. The decrease in commission expense is directly related to the decrease in direct and international distributor software sales for the year ended July 31, 2008.

Research and development amounted to $401,578 for the year ended July 31, 2008 compared to $168,222 for the year ended July 31, 2007, representing an increase of $233,356 or 138.7%.  The increase in research and development expense is attributable to increased headcount and resources allocated to the product development and testing activities of the Company’s future products.

Selling and marketing expense for the year ended July 31, 2008 amounted to $2,814,628 representing an increase of $1,038,220 or 58.4%, compared to selling and marketing expense of $1,776,408 for the year ended July 31, 2007. The increase in selling and marketing is primarily due to organizational charges consisting of additional employee and employee related costs amounting to $556,372 (including the addition of an Executive Vice President of Sales in April 2008 and Marketing Manager in July 2007), increased costs of $185,917 for the retention of a public relations firm and marketing related consulting services, $38,837 for additional analyst research services, $125,685 for lead generation programs, $59,880 for customer and distributor visitations and $76,553 for conference and trade shows attended by the sales organization.

Severance expense for the year end July 31, 2008 amounted to $551,053 compared to $0 for the year ended July 31, 2007.

On July 23, 2008, Kevin M. Kelly, then President and Chief Executive Officer of Proginet, and a member of the Company’s Board of Directors, notified the Company that he intended to resign from all of his positions, effective July 31, 2008.  Mr. Kelly and Proginet have acknowledged that Mr. Kelly’s resignation constitutes a “Termination for Good Reason” under Mr. Kelly’s employment agreement, and that, as a result, Mr. Kelly is entitled to severance payments.  Pursuant to Mr. Kelly’s employment agreement and separation agreement, Mr. Kelly will receive (a) a continuation of annual base salary of $237,360 for a period of 18 months, payable bi-monthly in 36 installments according to the Company’s regular payroll practice; (b)  a payment representing bonus of $51,750, which is equal to 150% of the highest annual bonus paid to Mr. Kelly during fiscal years 2005, 2006 and 2007, payable bi-monthly in 36 installments according to the Company’s regular payroll practice; (c) continued participation from August 1, 2008 to January 31, 2010, in the Company’s group health and insurance plan, 401(k)plan and any other benefit plans or programs in which Mr. Kelly was enrolled on the effective date of his resignation; provided that, recognizing that Mr. Kelly is not entitled to participate under such plan following his resignation, the Company will provide to Mr. Kelly 36 semi-monthly payments of $678, with respect to Mr. Kelly’s entitlement to the Company’s matching contribution under the Company’s 401(k) plan and the tax benefit of his maximum contribution; (d) a payment of $5,478, equal to six days of accrued vacation time as of July 31, 2008 (which was paid on August 22, 2008); and (e) a continued monthly automobile allowance of $612 for the period from August 1, 2008 until January 31, 2010, amounting to a total of $11,016.  Mr. Kelly waived his right to executive job placement counseling at the Company’s expense up to a maximum period of 12 months.

On July 28, 2008, Arne Johnson, Senior Vice President of Strategic Planning and Marketing of the Company, notified the Company that he intended to resign from his position, effective July 31, 2008.  Mr. Johnson will receive (a) a continuation of annual base compensation of $167,700 for a period of six months, and (b) a continuation for a period of 6 months of his participation in the Company's group health and insurance plans and 401(k) plan and any other benefit plans or programs of the Company.

Total severance costs related to Mr. Kelly and Mr. Johnson are summarized as follows:

Amount
Base compensation	$439,890
Bonus compensation	51,750
Group health and insurance plans	34,534
Other	24,879
Total Accrued Severance	$551,053

General and administrative expense for the year ended July 31, 2008 amounted to $2,895,547, representing an increase of $456,490 or 18.7% compared to $2,439,057 in general and administrative expense for the year ended July 31, 2007. The increase in general and administrative expense is partially due to an increase in allocated and direct general office costs of $77,545 related to an increase in employee headcount, a $168,166 increase in professional fees relating to matters such as the August 2007 tender offer, changes in composition of the Board of Directors, preparation of proxy materials and otherwise with respect to the adjourned Special Meeting of Stockholders, responding to a stockholder claim (more fully described above under ‘Item 3. Legal Proceedings” and below under the caption “Contingency Relating to Stockholder Claim”) and executive retirements, an increase in bad debt expense of $227,942 primarily related to a write-off of one international software sale recorded in fiscal 2007 and a $77,920 increase in recruitment costs related to hiring new employees, offset by a $148,318 decrease in employee profit sharing and management discretionary compensation expense as defined fiscal 2008 financial targets were not met.

The Company reported a net loss of $2,479,738 for 2008 compared to a net income of $936,852 for 2007.

Liquidity and Capital Resources

At July 31, 2008, the Company had a cash balance of $2,338,335.

Operating activities provided cash of $523,140 for the fiscal year ended July 31, 2008.  This resulted from non-cash charges for depreciation and amortization of $1,516,617, an increase in deferred revenue of $1,042,308 primarily related to the deferral of revenue associated with a $900,000 software license agreement with a U.S. government agency which was delayed due to contractual requirements, an increase in accounts payable and accrued expenses principally related to severance costs of $551,053 due to the retirement of the Company’s former CEO, Kevin M. Kelly and a Senior Vice President of Strategic Planning and Marketing, Arne Johnson, offset by the net loss of $2,479,738.

Investing activities used cash of $1,644,135 for the fiscal year ended July 31, 2008 primarily for costs associated with the development of the Company’s software products.

Financing activities provided cash of $19,342 from the exercise of stock options.

The Company maintains its line of credit for $1,000,000 with a bank. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires December, 2008, at which time the Company intends to renew this line of credit.  As of July 31, 2008, the Company has not borrowed against this line of credit.

The Company believes that its present cash, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

Tabular Disclosure of Contractual Obligations

The following table lists the Company’s cash contractual obligations as of July 31, 2008:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$1,539,590	$328,207	$631,576	$579,807	$-

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

In February 2008, the FASB issued FSP FAS 157-2, Effective date of FASB Statement No. 157, which defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. The Company is currently evaluating the impact, if any, that the adoption of FAS 157-2 will have on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS 141 (revised 2007). “Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent considerations, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is required to be applied prospectively to business combinations for which the acquisitions date is on or after January 1, 2009.

Contingency Relating to Stockholder Claim

In early April 2008, we received a letter from Red Oak Partners, LLC, which acquired shares of our common stock in a tender offer completed in August 2007, alleging that it was damaged because the directors and management of Proginet made misrepresentations and/or breached their fiduciary duties to Red Oak, Proginet’s stockholders and the investing public with respect to (i) representations concerning the existence of contractually committed orders and future financial performance; (ii) severance  arrangements made with Proginet’s former CEO and (iii) a claim with respect to Proginet’s having procured directors and officers insurance from a relative of Proginet’s former CEO.  While Red Oak has not alleged a specific dollar amount with respect to its damages, it has asked to be “made whole”.  In connection with its claims, Red Oak has served a demand to inspect books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”).  We have responded to the correspondence as well as the 220 Demand, and certain documentation has been offered to Red Oak in response to the 220 Demand.  Management has informed Red Oak that it believes Red Oak’s claims are meritless.  Although we believe that Red Oak’s claims are without merit and that we have substantial defenses in this matter, if Red Oak brings a litigation, we could in the future incur substantial litigation related expenses, and additional monetary expense if Red Oak prevails in its claims.  We intend to contest vigorously any litigation that is commenced.

Item 7.                      Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Proginet Corporation

We have audited the accompanying balance sheets of Proginet Corporation as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Melville, New York
September 10, 2008

PROGINET CORPORATION
Balance Sheets
July 31
Assets	2008	2007

Current assets
Cash	$2,338,335	$3,439,988
Trade accounts receivable, net	1,816,388	1,891,317
Prepaid expenses	262,396	77,945
Total current assets	4,417,119	5,409,250

Property and equipment, net	181,226	167,933
Capitalized software development costs, net	3,660,387	3,105,982
Purchased software, net	433,558	733,918
Customer relationships, net	346,170	585,990
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$9,210,262	$10,174,875
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$170,557	$74,860
Accrued expenses	1,054,836	698,757
Deferred revenues	3,942,590	2,924,858
Deferred rent	14,054	4,541
Total current liabilities	5,182,037	3,703,016

Other long-term liabilities, excluding current portion	148,497	150,000
Deferred revenues	68,966	44,390
Deferred rent	147,838	161,892
	5,547,338	4,059,298

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized,
16,049,281 shares issued at July 31, 2008 and 15,873,913 at July 31, 2007	16,050	15,874
Additional paid-in capital	12,877,948	12,851,039
Treasury stock 1,325,226, at cost, at July 31, 2008 and July 31, 2007	(606,023)	(606,023)
Accumulated deficit	(8,625,051)	(6,145,313)
Total stockholders’ equity	3,662,924	6,115,577

	$9,210,262	$10,174,875

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations

	Year ended July 31,
	2008	2007
Revenues
Software licenses	$1,335,818	$3,441,518
Software maintenance fees and other	6,122,417	5,771,786
Professional services	106,950	163,950
	7,565,185	9,377,254

Operating Expenses
Costs of software licenses	1,556,842	1,630,696
Costs of maintenance fees and other	1,050,196	1,191,865
Costs of professional services	28,258	43,147
Commissions	849,157	1,261,814
Research and development	401,578	168,222
Selling and marketing	2,814,628	1,776,408
Severance	551,053	-
General and administrative	2,895,547	2,439,057
	10,147,259	8,511,209

(Loss) income from operations	(2,582,074)	866,045
Other income
Interest income	102,336	70,807

Net (loss) income	$(2,479,738)	$936,852

Basic and diluted (loss) income per common share	$(0.17)	$0.06

Weighted average common shares outstanding - basic	14,689,365	14,478,031

Weighted average common shares outstanding - diluted	14,689,365	15,486,239

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Stockholders’ Equity
Years ended July 31, 2008 and 2007

	Common stock		Additional		Accum-
			paid- in	Treasury	ulated
	Shares	Amount	capital	stock	deficit	Total

Balance – August 1, 2006	15,739,613	$15,740	$12,786,929	$(606,023)	$(7,082,165)	$5,114,481

Exercise of common stock options and warrants	134,300	134	27,354			27,488

Stock Based Compensation			79,756			79,756

Private placement common stock issuance, net			(43,000)			(43,000)

Net income					936,852	936,852

Balance – July 31, 2007	15,873,913	15,874	12,851,039	(606,023)	(6,145,313)	6,115,577

Exercise of common stock options	97,700	98	19,244			19,342

Stock based compensation	77,668	78	7,665			7,743

Net loss					(2,479,738)	(2,479,738)

Balance – July 31, 2008	16,049,281	$16,050	$12,877,948	$(606,023)	$(8,625,051)	$3,662,924

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows

	Year ended July 31,
	2008	2007

Cash flows from operating activities
Net (loss) income	$(2,479,738)	$936,852
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depreciation and amortization	1,516,617	1,629,999
Provision for bad debt allowance, net	216,942	11,000
Stock based compensation	7,743	79,756
Deferred revenue	1,042,308	(167,999)
Deferred rent	(4,541)	4,649
Changes in operating assets and liabilities
Trade accounts receivable	(142,013)	(739,828)
Prepaid expenses and other assets	(184,451)	(40,318)
Accounts payable and accrued expenses	450,273	177,787

Net cash provided by operating activities	423,140	1,891,898

Cash flows from investing activities
Purchase of net assets of Blockade Systems Corp	-	(12,271)
Capitalized software development costs	(1,472,792)	(937,857)
Purchase of property and equipment	(71,343)	(30,790)

Net cash used in investing activities	(1,544,135)	(980,918)

Cash flows from financing activities
Proceeds from exercise of common stock options	19,342	27,488

Net cash provided by financing activities	19,342	27,488

Net (decrease) increase in cash and cash equivalents	(1,101,653)	938,468

Cash at beginning of the year	3,439,988	2,501,520

Cash at end of the year	$2,338,335	$3,439,988

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Non-cash financing activity:
Accrued private placement costs	$-	$43,000

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

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

Revenue Recognition
We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9.  We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers. Our revenues are derived from direct sales executives, distributors and OEM partners.  Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

JULY 31, 2008 AND 2007

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

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from agreements where all necessary revenue recognition requirements have not been met, deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

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

Accounts Receivable
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of July 31, 2008 and 2007, there was an allowance for doubtful accounts of $45,000 and $5,000, respectively. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions.

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

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

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

  PROGINET CORPORATION

  NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, consisting of cash, trade accounts receivable, prepaids, accounts payable and accrued expenses, and deferred revenues approximate their carrying values in the financial statements because of the short-term maturity of these instruments.

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

Amortization commences once a product becomes available for sale to customers.  Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $918,393 and $1,029,686 in fiscal 2008 and 2007, respectively.  Capitalized software development costs were net of accumulated amortization of $9,435,093 and $8,516,699 at July 31, 2008 and 2007, respectively.  Estimated amortization expense for the succeeding five years is $1,192,967 in fiscal 2009, $820,580 in fiscal 2010, $691,105 in fiscal 2011, $531,329 in fiscal 2012, and $404,258 in fiscal 2013.   Capitalized software development costs are retired from the balance sheet when fully amortized.

  PROGINET CORPORATION

  NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

Income (Loss) Per Share

(Loss) income per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the computation of basic and diluted (loss) income per share:

		Year ended
		July 31,
		2008	2007
Numerator
	Net (loss) income	$(2,479,738)	$936,852

Denominator
	Weighted average number
	of common shares (basic)	14,689,365	14,478,031

	Effect of dilutive securities:
	Stock options	-	988,654
	Warrants	-	19,554
		-	1,008,208

	Weighted average number
	of common shares (diluted)	14,689,365	15,486,239

Basic and diluted (loss) income per share		$(0.17)	$0.06

Potential common shares of 2,526,000 and 1,003,467 at July 31, 2008 and 2007, respectively, issuable upon exercise of stock options and warrants are excluded in computing basic and diluted net (loss) income per share for fiscal 2008 and 2007, as their effects would be anti-dilutive.

               Stock Options and Stock Based Compensation

Effective August 1, 2006, Proginet adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to August 1, 2006, Proginet accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. Proginet also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Because the Company previously adopted the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by SFAS 123R. Proginet adopted SFAS No. 123R using the modified prospective method.

  PROGINET CORPORATION

  NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

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

 Statement of Cash Flows and Liquidity
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at July 31, 2008 and at July 31, 2007.  There were no income taxes paid during the years ended July 31, 2008 and 2007.

            Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS 141 (revised 2007). “Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent considerations, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is required to be applied prospectively to business combinations for which the acquisitions date is on or after January 1, 2009.

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

In February 2008, the FASB issued FSP FAS 157-2, Effective date of FASB Statement No. 157, which defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. The Company is currently evaluating the impact, if any, that the adoption of FAS 157-2 will have on the Company’s financial statements.

Reclassifications
Certain prior year’s balances have been reclassified to conform to the current year’s presentation.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

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

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The total purchase price was allocated to the net tangible assets and intangible assets acquired based on estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including maintenance contracts, was based on management’s best estimate. As of July 31, 2008, the Company has allocated $135,932 of the total purchase price to goodwill, which is amortizable over fifteen years for income tax purposes.

(3)                 Purchased Software and Customer Relationships

Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $433,558 and $767,856 at July 31, 2008 and July 31, 2007, respectively. Customer relationships are net of accumulated amortization of $346,170 and $613,088 at July 31, 2008 and July 31, 2007, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $300,360 for the years ended July 31, 2008 and 2007. Amortization expense charged to operations for customer relationships is $239,820 for the years ended July 31, 2008 and 2007. Estimated amortization expense for customer relationships and purchased software for the succeeding two years is $239,820 and $300,360 for fiscal 2009, $106,350 and $133,198 for fiscal 2010, respectively.

(4)                 Property and Equipment

Property and equipment consist of the following at July 31:

	2008	2007
Computer and other equipment	$202,430	$131,087
Furniture and fixtures	154,963	154,963
Leasehold improvements	52,938	52,938
	410,331	338,988
Less accumulated depreciation
and amortization	(229,105)	(171,055)

	$181,226	$167,933

Depreciation and amortization expense for the years ended July 31, 2008 and 2007 was $58,050 and $60,132, respectively.  Property and equipment are retired from the balance sheet when fully depreciated.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

(5)                  Accrued Expense

	For the Year Ended July 31
	2008	2007
Salaries, commissions and benefits	$299,527	$455,924
Severance	551,053	-
Private placement costs	150,000	150,000
Professional fees	111,100	113,500
Other	91,653	129,333
Total Accrued Expense	1,203,333	848,757

Current portion	1,054,836	698,757

Long term portion	$148,497	$150,000

(6)                 Credit Lines

The Company maintains its line of credit for $1,000,000 with a bank. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and expires December, 2008, at which time the Company intends to renew this line of credit.  As of July 31, 2008, the Company has not borrowed against this line of credit.

(7)                 Severance Obligation

On July 23, 2008, Kevin M. Kelly, then President and Chief Executive Officer of Proginet, and a member of the Company’s Board of Directors, notified the Company that he intended to resign from all of his positions, effective July 31, 2008.  Mr. Kelly and Proginet have acknowledged that Mr. Kelly’s resignation constitutes a “Termination for Good Reason” under Mr. Kelly’s employment agreement, and that, as a result, Mr. Kelly is entitled to severance payments.  Pursuant to Mr. Kelly’s employment agreement and separation agreement, Mr. Kelly will receive (a) a continuation of annual base salary of $237,360 for a period of 18 months, payable bi-monthly in 36 installments according to the Company’s regular payroll practice; (b)  a payment representing bonus of $51,750, which is equal to 150% of the highest annual bonus paid to Mr. Kelly during fiscal years 2005, 2006 and 2007, payable bi-monthly in 36 installments according to the Company’s regular payroll practice; (c) continued participation from August 1, 2008 to January 31, 2010, in the Company’s group health and insurance plan, 401(k)plan and any other benefit plans or programs in which Mr. Kelly was enrolled on the effective date of his resignation; provided that, recognizing that Mr. Kelly is not entitled to participate under such plan following his resignation, the Company will provide to Mr. Kelly 36 semi-monthly payments of $678, with respect to Mr. Kelly’s entitlement to the Company’s matching contribution under the Company’s 401(k) plan and the tax benefit of his maximum contribution; (d) a payment of $5,478, equal to six days of accrued vacation time as of July 31, 2008 (which was paid on August 22, 2008); and (e) a continued monthly automobile allowance of $612 for the period from August 1, 2008 until January 31, 2010, amounting to a total of $11,016.  Mr. Kelly waived his right to executive job placement counseling at the Company’s expense up to a maximum period of 12 months.

On July 28, 2008, Arne Johnson, Senior Vice President of Strategic Planning and Marketing of the Company, notified the Company that he intended to resign from his position, effective July 31, 2008.  Mr. Johnson will receive (a) a continuation of annual base compensation of $167,700 for a period of six months, and (b) a continuation for a period of 6 months of his participation in the Company's group health and insurance plans and 401(k) plan and any other benefit plans or programs of the Company.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

Total severance costs related to Mr. Kelly and Mr. Johnson are summarized as follows:

Amount
Base compensation	$439,890
Bonus compensation	51,750
Group health and insurance plans	34,534
Other	24,879
Total Accrued Severance	$551,053

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

(8)                 Income Taxes

There was no current or deferred tax expense (benefit) recorded for the year ended July 31, 2008 and 2007.  The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income before income taxes:

	2008	2007

Federal tax expense at statutory rate	$(842,000)	$317,000
State tax expense at statutory rate	(143,000)	54,000
Increases (reductions) in taxes due to:
Nondeductible expenses	11,000	6,000
Change in valuation allowance	974,000	(377,000)
Income tax provision	$-	$-

At July 31, 2008, the Company had available Federal NOL carry forwards amounting to approximately $6,938,000 and research and development tax credit carry forwards of approximately $332,000, which expire in fiscal years 2017 through 2028.  Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur.  In addition, their use is limited to future earnings of the Company.

There are no federal or state income tax audits in process as of July 31, 2008. Open tax years related to federal and state income tax filings are for the years ended July 31, 2007, 2006 and 2005.

At July 31, 2008, the Company had available federal net operating loss (NOL) carryforwards expiring in the following fiscal years:

Year ending July 31,	Amount

2017	$645,000
2018	3,427,000
2020	645,000
2023	517,000
2024	297,000
2028	1,407,000
Total NOL carryforward	$6,938,000

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability), and their approximate tax effects are as follows:

	2008	2007
Deferred tax assets
Net operating loss carryforward	$2,760,000	$2,203,000
Deferred revenue	1,596,000	1,181,000
Bad debt	18,000	2,000
Purchased software	496,000	476,000
Property and equipment	30,000	22,000
Severance	180,000	-
Research and development carryforward	330,000	330,000
Stock based compensation	35,000	32,000
Unbilled rent	64,000	66,000
Gross deferred tax asset	5,509,000	4,312,000
Valuation allowance	(4,041,000)	(3,067,000)
Deferred tax asset	1,468,000	1,245,000

Deferred tax liabilities
Capitalized software development costs	1,457,000	1,236,000
Accounts receivable	-	1,000
Other	11,000	8,000
Deferred tax liability	1,468,000	1,245,000

Net deferred tax liability	$-	$-

At July 31, 2008 and 2007, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company’s operating results in recent years, however it is reasonably possible these estimates may change.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

 (9)                 Stock Option Plans

Under the 1997 Stock Option Plan and 1995 Equity Incentive Plan (the “prior Plans”), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants.  In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000.  In October 2000, the Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”) which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000. At the Company’s Annual Stockholders’ Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans, up to an aggregate of 2,500,000. At the Company’s Annual Stockholder’s Meeting on November 22, 2005, the stockholders approved a 500,000 share increase in the number of shares reserved under the 2000 Plan, up to an aggregate of 3,000,000.  Grants under the 2000 Plan can be in the form of qualified or non-qualified stock options.  Qualified stock options (which are intended to qualify as incentive stock options under Section 422A of the United States Internal Revenue Code) may be awarded only to employees of the Company and must have an exercise price of not less than 100% of the fair market value of the Company’s common stock on the grant date (110% for qualified options granted to any 10% or greater stockholder of the Company).  The 2000 Plan provides Board of Directors of the Company or by a committee selected by the Board of Directors will administer the 2000 Plan and have full authority to determine the identity of the recipients of the options and the number of shares subject to each option.  The term of any option may be fixed by the Board of Directors or by the committee but in no event shall exceed 10 years from the date of grant.

On November 30, 2007, the Board of Directors granted options to non-employee directors to purchase 425,000 shares of common stock (the “425,000 Grant”), at an exercise price of $1.38, which represented the fair market value of the underlying common stock on the date of grant.  On February 14, 2008, the Board of Directors approved a grant of options to purchase 500,000 shares of common stock (the “500,000 Grant”) to the Executive Vice President of Sales and Marketing (currently, the President and CEO) at an exercise price of $.90 which represented the fair market value of the underlying common stock on April 8, 2008, in accordance with his employment letter. Of the total 500,000 grant, 300,000 will vest through April 8, 2010 and 200,000 will vest upon the achievement of certain performance based measures.  Additionally the Board of Directors approved a grant of options to purchase 100,000 shares of common stock (the“100,000 Grant”) at exercise price as of October 31, 2008. Such options will vest upon the achievement of certain performance based measures. The 425,000 Grant, the 500,000 Grant and 100,000 Grant (the “Grants”) are conditioned upon obtaining stockholder approval of amendments to the 2000 Stock Option Plan of Proginet Corporation increasing the aggregate share limit authorized for issuance under, and the extension of the term of, such option plan.

The Company has not recorded any compensation expense in connection with Grants. Grant as accounting rules do not permit compensation cost to be recognized prior to receiving all necessary stockholder approvals.

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

	Shares subject to option	Exercise price per share	Weighted average exercise price	Weighted average intrinsic value
Outstanding at August 1, 2006	2,690,000	$0.16-$1.85	$0.76
Exercised	(34,300)	$0.16	$0.16
Forfeited	(32,000)	$1.50	$1.50
Outstanding at July 31, 2007	2,623,700	$0.16-$1.85	$0.75
Exercised	(97,700)	$0.16-$0.30	$0.20	$49,048
Outstanding and exercisable at July 31, 2008	2,526,000	$0.16-$1.85	$0.78	$174,580

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

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

The fair value of the restricted stock award at the time of grant was $1.03 per share and was expensed on a straight line basis in general and administrative expenses over the vesting period, 217 days.  Total compensation expense related to the restricted stock awards of $7,743 was recognized for the twelve months ended July 31, 2008.

A summary of the status of the Company’s restricted stock awards as of July 31, 2008 and changes during fiscal 2008 is presented below:

Nonvested Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at August 1, 2007	77,668	$1.03
Granted	-	-
Vested	77,668	$1.03
Forfeited	-	-
Nonvested at July 31, 2008	-	-

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

 (11)              Commitments and Contingencies

Leases
The Company leases office space under noncancelable operating leases expiring through fiscal 2013 and certain computer equipment for technical support efforts and administrative purposes.  The following is a schedule of future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2008:

Year ending July 31,	Operating leases

2009	$328,000
2010	330,000
2011	301,000
2012	312,000
2013	268,000
Total minimum lease payments	$1,539,000

Rental expense charged to operations was $318,816 and $314,321 in the fiscal years ended July 31, 2008 and 2007, respectively.

Litigation and Claims

The Company is involved in various claims and legal actions in the ordinary course of business.  It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company’s financial condition and results of operations.

In addition, in early April 2008, we received a letter from Red Oak Partners, LLC, which acquired shares of our common stock in a tender offer completed in August 2007, alleging that it was damaged because the directors and management of Proginet made misrepresentations and/or breached their fiduciary duties to Red Oak, Proginet’s stockholders and the investing public with respect to (i) representations concerning the existence of contractually committed orders and future financial performance; (ii) severance  arrangements made with Proginet’s former CEO and (iii) a claim with respect to Proginet’s having procured directors and officers insurance from a relative of Proginet’s former CEO.  While Red Oak has not alleged a specific dollar amount with respect to its damages, it has asked to be “made whole”.  In connection with its claims, Red Oak has served a demand to inspect books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”).  We have responded to the correspondence as well as the 220 Demand, and certain documentation has been offered to Red Oak in response to the 220 Demand.  Management has informed Red Oak that it believes Red Oak’s claims are meritless.  Although we believe that Red Oak’s claims are without merit and that we have substantial defenses in this matter, if Red Oak brings a litigation, we could in the future incur substantial litigation related expenses, and additional monetary expense if Red Oak prevails in its claims.  We  intend to contest vigorously any litigation that is commenced.

(12)                 Concentration of Risks

Software license revenues for the years ended July 31, 2008 and 2007 included sales in foreign countries of approximately $496,028 and $1,256,622 respectively.  In fiscal 2008, two customers represented approximately 38% of total software license revenue.  In fiscal 2007, two customers represented approximately 35% of total software license revenue.  No one customer represented 10% or more of total revenues in the years ended July 31, 2008 and 2007.

At July 31, 2008, one customer amounted to approximately 57% of total trade accounts receivable. At July 31, 2007, three customers amounted to approximately 61% of total trade accounts receivables.

(13)                 Retirement Plan

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after three months of service and attainment of age twenty-one. Under the plan, employees may contribute up to 100% of their salary to the plan, subject to the dollar limit set by law. The Company may match up to 100%, as determined by the Board of Directors. The Company’s contributions were $104,662 and $91,084 for the years ended July 31, 2008 and 2007, respectively.

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 31, 2008.  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files and submits under the Exchange Act, and in ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of Proginet; and (3) unauthorized acquisitions, use, or disposition of Proginet’s assets that could have a material effect on Proginet’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management has determined that our internal control over financial reporting as of July 31, 2008 was effective.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of Proginet’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 8B.	Other Information

None.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Except as set forth below, the information called for by this Item is included under the captions “Information about Nominees”, Information about Non-Director Executive Officers”, “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2008 and is incorporated herein by reference.

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

Item 10.          Executive Compensation

The information called for by this Item is set forth under the caption “Executive Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2008, and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2008 and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2008 and is incorporated herein by reference.

Item 13.	Exhibits

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:

Exhibit No.	Exhibit Name
3(i)	Certificate of Incorporation
3(i)(a)	Certificate of Amendment of Certificate of Incorporation dated December 2, 1996
3(ii)	Amended and Restated Bylaws of the Registrant (II)
4.10	Form of Specimen Stock Certificate (I)
10.1	Form of Employee Confidential Information and Non-Competition Agreement
10.1	Blockade Agreement dated January 10, 2005 (V)
10.2	Form of Confidential Information and Non-Competition Agreement For Consultants
10.4	Form of Software License Agreement
10.5	Form of Distributor Agreement
10.6	Form of OEM Agreement
10.7	Management Continuity Agreement - Kevin M. Kelly, Chief Executive Officer and President (III)+
10.8	Management Continuity Agreement - Debra A. DiMaria, Chief Financial Officer and Corporate Secretary (III)+
10.9	Management Continuity Agreement – Arne Johnson, Senior Vice President for Strategic Planning & Alliances (III)+
10.10	Management Continuity Agreement – Thomas Bauer, Chief Technology Officer (III)+
10.11	Management Continuity Agreement – Kevin Bohan, Chief Information Officer (III)+
10.12	Independent Directors Stock Option Plan, amended and restated as of February 21, 1995 (VI)+
10.13	1995 Equity Incentive Plan, amended and restated as of December 5, 1995 (VI) +
10.14	Form of Incentive Stock Option Agreement (VI) +
10.17	1997 Stock Option Plan, as amended and restated as of November 14, 2000 (VI)+
10.18	2000 Stock Option Plan as amended September 26, 2005 (IV)+
10.19	Offer letter from the Company to Sandy Weil signed on April 4, 2008 (VII)+
10.20	Agreement, dated September __, 2008, between Proginet Corporation and Kevin M. Kelly (IX)+
10.21	Consultant Agreement, effective August 1, 2008, between Proginet Corporation and Kevin M. Kelly (IX)+
10.22	Support Agreement, effective August 1, 2008, between Proginet Corporation and Kevin M. Kelly (IX)+
99.1	Code of Business Conduct and Ethics (III)
23	Consent of BDO Seidman, LLP (IX)
31.1	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Executive Officer) (IX)
31.2	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Financial Officer) (IX)
32.1	Section 1350 Certification of Chief Executive Officer (IX)
32.2	Section 1350 Certification of Chief Financial Officer (IX)

(I)	Incorporated by reference to the Company’s Form SB-2 Amendment No. 1 filed with SEC on June 22, 2005
(II)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on September 18, 2002
(III)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on October 3, 2003
(IV)	Incorporated by reference to the Company’s Proxy Statement dated October 3, 2005
(V)	Incorporated by reference to the Company's form 8-K filed with SEC on January 14, 2005
(VI)	Incorporated by reference to the Company’s form 10-SB/12(g) filed with the SEC on March 29, 2000
(VII)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 10, 2008
(VIII)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September [29], 2008
(IX)	Filed herewith
+	Management contract or compensatory plan

Item 14.          Principal Accountant Fees and Services

The information called for by this item is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2008 and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGINET CORPORATION

By:	/s/Sandy Weil
Sandy Weil
President and Chief Executive Officer
Date:	October 2, 2008

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Sandy Weil _____________________ Sandy Weil	President, Chief Executive Officer and Director	October 2, 2008

/s/Debra A. DiMaria _____________________ Debra A. DiMaria	Corporate Secretary and Chief Financial and Accounting Officer	October 2, 2008

/s/Dr. E. Kelly Hyslop _____________________ Dr. E. Kelly Hyslop	Chairman	October 2, 2008

/s/ Amit Basak _____________________ Amit Basak	Director	October 2, 2008

/s/George T. Hawes _____________________ George T. Hawes	Director	October 2, 2008

/s/Stephen Kezirian ____________________ Stephen Kezirian	Director	October 2, 2008

/s/Allen Wolpert ____________________ Allen Wolpert	Director	October 2, 2008