Form 10-Q
period 2008-10-31
PROGINET CORP
filed 2008-12-12
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

/ X /	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

  ___
/___/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.:  000-30151

Proginet Corporation
(Exact name of registrant as specified in its charter)

Delaware	11-3264929
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 Garden City Plaza, Garden City, NY	11530
(Address of principal executive offices)	(Zip Code)

(516) 535-3600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes _ __                                              No _X_

There were 14,849,055 shares of Common Stock outstanding as of November 30, 2008.

PROGINET CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2008

PROGINET CORPORATION
Balance Sheets

	October 31, 2008 (Unaudited)	July 31, 2008
Assets
Current assets
Cash	$1,892,438	$2,338,335
Trade accounts receivable, net	620,168	1,816,388
Prepaid expenses	259,580	262,396
Total current assets	2,772,186	4,417,119

Property and equipment, net	368,661	181,226
Capitalized software development costs, net	3,993,701	3,660,387
Purchased software, net	358,468	433,558
Customer relationships, net	286,215	346,170
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$7,951,033	$9,210,262

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$336,547	$170,557
Accrued expense	1,168,945	1,054,836
Deferred revenues	2,481,848	3,942,590
Deferred rent	16,480	14,054
Total current liabilities	4,003,820	5,182,037

Other long-term liabilities, excluding current portion	73,791	148,497
Deferred revenues	7,141	68,966
Deferred rent	142,909	147,838
	4,227,661	5,547,338
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 16,174,281 shares issued at October 31, 2008 and 16,049,281 at July 31, 2008	16,175	16,050
Additional paid-in capital	12,941,523	12,877,948
Treasury stock 1,325,226, at cost, at October 31, 2008 and July 31, 2008	(606,023)	(606,023)
Accumulated deficit	(8,628,303)	(8,625,051)
Total stockholders’ equity	3,723,372	3,662,924

	$7,951,033	$9,210,262

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended
	October 31,
	2008	2007

Revenues
Software licenses	$1,454,606	$415,155
Software maintenance fees and other	1,332,622	1,540,731
Professional services	76,138	46,500
	2,863,366	2,002,386

Operating expense
Cost of software licenses	443,718	397,654
Cost of maintenance fees and other	283,817	266,633
Cost of professional services	20,844	11,690
Commissions	170,049	188,767
Research and development	62,468	27,209
Selling and marketing	818,810	625,528
General and administrative	1,073,837	898,851
	2,873,543	2,416,332

Loss from operations	(10,177)	(413,946)

Interest income	6,925	31,974

Loss before income taxes	$(3,252)	$(381,972)

Income tax expense	-	-

Net loss	$(3,252)	(381,972)

Basic and diluted loss per common share	$-	$(.03)

Weighted average common shares outstanding – basic and diluted	14,808,022	14,619,766

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Three months ended October 31, 2008 (unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock	Accumulated deficit	Total
	Shares	Amount

Balance – August 1, 2008	16,049,281	$16,050	$12,877,948	$(606,023)	$(8,625,051)	$3,662,924

Exercise of commons stock options	125,000	125	63,575			63,700

Net loss					(3,252)	(3,252)

Balance – October 31, 2008	16,174,281	$16,175	$12,941,523	$(606,023)	$(8,628,303)	$3,723,372

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Three months ended
	October 31,
	2008	2007

Cash flows from operating activities
Net loss	$(3,252)	$(381,972)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	438,508	405,209
Provision for bad debt allowance, net	-	220,000
Stock based compensation	-	7,743
Deferred revenue	(1,522,567)	(132,080)
Deferred rent	(2,503)	(158)
Changes in operating assets and liabilities
Trade accounts receivable	1,196,220	(51,327)
Prepaid expenses and other assets	2,816	28,353
Accounts payable and accrued expenses	205,393	(258,301)
Net cash provided by (used in) operating activities	314,615	(162,533)

Cash flows from investing activities
Capitalized software development costs	(613,451)	(317,096)
Purchases of property and equipment	(210,761)	(4,967)

Net cash used in investing activities	(824,212)	(322,063)

Cash flows from financing activities
Exercise of common stock options	63,700	6,461

Net cash provided by financing activities	63,700	6,461

Net decrease in cash	(445,897)	(478,135)

Cash at beginning of period	2,338,335	3,439,988

Cash at end of period	$1,892,438	$2,961,853

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

1.         Interim Financial Data
The accompanying unaudited financial statements have been prepared by Proginet Corporation (“Proginet” or “the Company”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended July 31, 2008.

These results for the period ended October 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Commission Expense
Our revenues are derived from direct sales executives, distributors, Value Added Resellers (“VARs”) and Original Equipment Manufacturers (“OEM” partners). Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 5% to 15% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% and VARs are compensated at a commission rate of 25% to 40% of the license revenue generated. The rates vary based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

3.         Accounts Receivable
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of October 31, 2008 and July 31, 2008, there was an allowance for doubtful accounts of $45,000.

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

Amortization commences once a product becomes available for sale to customers.  All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $280,137 and $255,198 for the three months ended October 31, 2008 and 2007, respectively. Capitalized software development costs are net of accumulated amortization of $3,982,530 and $9,435,093 at October 31, 2008 and July 31, 2008, respectively.  Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold. As of October 31, 2008, $5,732,700 of capitalized software development costs were retired from the balance sheet.

5.           Corporate Developments
On October 31, 2008, Proginet Corporation (“Proginet”) entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, Proginet (i) has transferred to Beta Canada all of its intellectual property rights, and books and records, relating to Proginet’s Secur-Pass products, and (ii) is assigning to Beta America, subject to receipt of the consent, where required, of the relevant counterparties, its customer, maintenance and service agreements relating to Proginet’s Secur-Pass products, in exchange for Beta Canada’s transfer to Proginet of all of its intellectual property rights, and Beta America’s transfer to Proginet, subject to receipt of the consent, where required, of the relevant counterparties, of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products.  The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties. The Asset Exchange Agreement was accounted for as a nonmonetary exchange of assets in accordance with Financial Accounting Standard No. 153(as amended).

Proginet also entered into a Support Services Agreement (the “Services Agreement”), with Beta Canada on October 31, 2008, under which Beta Canada will provide to Proginet certain maintenance and support services for Proginet’s CFI Suite and the Harbor NSM and Harbor HFT products.  The Services Agreement is effective October 1, 2008 and will continue in effect for two years with automatic one year renewal terms thereafter, subject to certain non-renewal and termination rights.  Proginet has agreed to compensate Beta Canada a percentage of the gross maintenance revenue received by Proginet in respect of the support services provided by Beta Canada under the Services Agreement.

On October 31, 2008, Proginet entered into a Secur-Line Products License Agreement (the “Secur-Line License Agreement”), with Beta America under which Proginet has licensed to Beta America, on a non-exclusive basis,  intellectual property rights relating to Proginet’s Secur-Line products, effective October 1, 2008.  The consideration for the license is certain retained customer payments and receivables generated under various contracts being assigned to Beta America.

Proginet is assigning to Beta America, under the Asset Exchange Agreement and subject to receipt of the consent, where required, of the relevant counterparties, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements are being assigned in consideration of certain royalty fees, payable by Beta America to Proginet, based on gross revenue received by Beta America during the license term under such agreements.  Proginet has agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

Under a Master Distributor Agreement (the “Master Distributor Agreement”), entered into on October 31, 2008 between Beta Systems Software AG, a German corporation (“Beta Germany”), and Proginet,  Beta Germany or any of its distributors, subsidiaries or associated companies, has become the exclusive distributor, subject to certain exceptions, for Proginet’s CFI Suite and the Harbor NSM and Harbor HFT products (Proginet’s file transfer product suite) in Europe and certain other countries specified therein.  Beta has also agreed to provide certain maintenance and support services to certain eligible customers under the Master Distributor Agreement.  The term of the Master Distributor Agreement is from October 1, 2008 through July 31, 2011, subject to earlier termination by either party for cause.  Under the Master Distributor Agreement, Proginet has agreed to compensate Beta Germany a percentage of gross annual license and maintenance and support services revenue collected by Beta Germany under the Master Distributor Agreement.  Beta Germany has guaranteed certain revenue minimums which it will be obligated to pay Proginet annually.

6.	Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $358,468 and $433,558 at October 31, 2008 and July 31, 2008, respectively. Customer relationships are net of accumulated amortization of $286,215 and $346,170 at October 31, 2008 and July 31, 2008, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 for the three months ended October 31, 2008 and 2007. Amortization expense charged to operations for customer relationships is $59,955 for the three months ended October 31, 2008 and 2007. Estimated amortization expense for customer relationships and purchased software for the succeeding two years is $179,865 and $225,270 for fiscal 2009, $106,350 and $133,198 for fiscal 2010, respectively.

7.	Accrued Expense
	October 31, 2008 (Unaudited)	July 31, 2008
Salaries, commissions and benefits	$286,764	$299,527
Severance	424,449	551,053
Private placement costs	150,000	150,000
Professional fees	251,750	111,100
Other	129,773	91,653
Total Accrued Expense	1,242,736	1,203,333

Current portion	1,168,945	1,054,836

Long term portion	$73,791	$148,497

8.	Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted loss per share:

Three months ended
October 31,
2008	2007

Numerator:
Net loss	$(3,252)	$(381,972)

Denominator:
Weighted average number of common shares (basic)	14,808,022	14,619,766

Effect of dilutive securities:
Stock Options	-	-
	-	-

Weighted average number of common shares (diluted)	14,808,022	14,619,766

Basic and diluted loss per share	$-	$(.03)

Potential common shares of 1,839,735 and 2,585,000 for the three months ended October 31, 2008 and 2007 are excluded in computing basic and diluted net loss per share as their effects would be anti-dilutive.

9.	Equity
Proginet follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Stock Option activity during the three months ended October 31, 2008, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2008	2,526,000	$.78	-	-
Granted	-	-	-	-
Exercised	(125,000)	.51	-	-
Forfeited	(561,265)	-	-	-
Options outstanding at October 31, 2008	1,839,735	$.76	4.67	$14,640
Options exercisable at October 31, 2008	1,839,735	$.76	4.67	$14,640

On November 30, 2007, the Board of Directors granted options to non-employee directors to purchase 425,000 shares of common stock at an exercise price of $1.38, which represented the fair market value of the underlying common stock on the date of grant. Such grant was subject to obtaining stockholder approval of amendments (described below) to the 2000 Stock Option Plan of Proginet Corporation (the “2000 Plan”).

On February 14, 2008, the Board of Directors pursuant to an Offer Letter with Mr. Sandison Weil, the Company’s President and Chief Executive Officer (formerly, the Executive Vice President Sales and Marketing) approved a grant of options to purchase 500,000 shares of common stock at an exercise price of $.90 which represented the fair market value of the underlying common stock on April 8, 2008, which either vest at different times during the vesting period or vest upon the achievement of certain performance based measures.  In addition, Mr. Weil’s offer letter also provided for a grant of options to purchase 100,000 shares of common stock at an exercise price as of October 31, 2008. Such options will vest two years from the grant date based upon meeting performance criteria established by the Board of Directors for an aggregate two year program. Such grants were subject to obtaining stockholder approval of amendments (described below) to the 2000 Plan.

On October 7, 2008, the Board of Directors pursuant to an Offer Letter with Mr. Stephen Flynn, the Company’s Chief Operating Officer approved a grant of options to purchase up to 400,000 shares of common stock at an exercise price of $.45 which represented the fair market value of the underlying commons stock on grant date, which either vest immediately or vest upon the achievement of certain performance based measures over a four year period.  In addition, Mr. Flynn’s offer letter also provided for a grant of fully vested options to purchase 100,000 shares of commons stock at an exercise price equal to the closing price of the Company’s common stock on the OTC BB on April 6, 2009. Such grants were subject to obtaining stockholder approval of amendments (described below) to the 2000 Plan.

At the Company’s Annual Meeting of Stockholders on November 18, 2008, the stockholders approved amendments to the 2000 Plan which authorize a 3,000,000 share increase in the number of shares of common stock authorized for award grants under the 2000 Plan, increase the maximum number of shares of common stock for which options may be granted under the 2000 Plan to an employee in any calendar year from 250,000 to 750,000, and extend the term of the 2000 Plan by five years to October 10, 2015.

Based on the approval of the amendments to the 2000 Plan, the Company will incur a compensation cost related to the grants described above, based on the calculated fair value of these awards over the requisite service period (generally the vesting period of the equity award).  As of November 30, 2008, such cost amounted to approximately $104,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of   Operations

General

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.  Certain statements under the caption “Management's Discussion and Analysis” and elsewhere in this Form 10-Q contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include the risks described in our latest Form 10-KSB for the year ended July 31, 2008, and those described below under Item 1A, “Risk Factors”.

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

Results of Operations

Corporate Developments

On October 31, 2008, Proginet Corporation (“Proginet”) entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, Proginet (i) has transferred to Beta Canada all of its intellectual property rights, and books and records, relating to Proginet’s Secur-Pass products, and (ii) is assigning to Beta America, subject to receipt of the consent, where required, of the relevant counterparties, its customer, maintenance and service agreements relating to Proginet’s Secur-Pass products, in exchange for Beta Canada’s transfer to Proginet of all of its intellectual property rights, and Beta America’s transfer to Proginet, subject to receipt of the consent, where required, of the relevant counterparties, of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products.  The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties.

Proginet also entered into a Support Services Agreement (the “Services Agreement”), with Beta Canada on October 31, 2008, under which Beta Canada will provide to Proginet certain maintenance and support services for Proginet’s CFI Suite and the Harbor NSM and Harbor HFT products.  The Services Agreement is effective October 1, 2008 and will continue in effect for two years with automatic one year renewal terms thereafter, subject to certain non-renewal and termination rights.  Proginet has agreed to compensate Beta Canada a percentage of the gross maintenance revenue received by Proginet in respect of the support services provided by Beta Canada under the Services Agreement.

On October 31, 2008, Proginet entered into a Secur-Line Products License Agreement (the “Secur-Line License Agreement”), with Beta America under which Proginet has licensed to Beta America, on a non-exclusive basis,  intellectual property rights relating to Proginet’s Secur-Line products, effective October 1, 2008.  The consideration for the license is certain retained customer payments and receivables generated under various contracts being assigned to Beta America.

Proginet is assigning to Beta America, under the Asset Exchange Agreement and subject to receipt of the consent, where required, of the relevant counterparties, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements are being assigned in consideration of certain royalty fees, payable by Beta America to Proginet, based on gross revenue received by Beta America during the license term under such agreements.  Proginet has agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

Under a Master Distributor Agreement (the “Master Distributor Agreement”), entered into on October 31, 2008 between Beta Systems Software AG, a German corporation (“Beta Germany”), and Proginet,  Beta Germany or any of its distributors, subsidiaries or associated companies, has become the exclusive distributor, subject to certain exceptions, for Proginet’s CFI Suite and the Harbor NSM and Harbor HFT products (Proginet’s file transfer product suite) in Europe and certain other countries specified therein.  Beta has also agreed to provide certain maintenance and support services to certain eligible customers under the Master Distributor Agreement.  The term of the Master Distributor Agreement is from October 1, 2008 through July 31, 2011, subject to earlier termination by either party for cause.  Under the Master Distributor Agreement, Proginet has agreed to compensate Beta Germany a percentage of gross annual license and maintenance and support services revenue collected by Beta Germany under the Master Distributor Agreement.  Beta Germany has guaranteed certain revenue minimums which it will be obligated to pay Proginet annually.

Revenues

Total revenues for the quarter ended October 31, 2008 amounted to $2,863,366, representing an increase of $860,980, or 43.0% compared to revenues of $2,002,386 for the quarter ended October 31, 2007.  This increase is due to the factors described below.

Software license revenues for the quarter ended October 31, 2008 amounted to $1,454,606 representing an increase of $1,039,451 or 250.4%, compared to software license revenues of $415,155 for the quarter ended October 31, 2007.  Software license revenue is sold directly through domestic sales executives and indirectly through international distributors and OEM partners. The increase in software license revenue is primarily attributable to the Secur-Line License Agreement with Beta America, more fully described above under “Corporate Developments”.

Software maintenance fees and other decreased by $208,109, or 13.5% to $1,332,622 compared to such fees for the quarter ended October 31, 2007 of $1,540,731. The decrease in software maintenance fees and other is primarily due to the recognition of deferred maintenance revenue as a result of the Secur-Line License Agreement with Beta America more fully described above under “Corporate Developments”.

Fees for professional services for the quarter ended October 31, 2008 amounted to $76,138 an increase of $29,638, or 63.7%, compared to fees for professional services of $46,500 for the quarter ended October 31, 2007. Such revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers.  Consequently, consulting revenue can vary considerably form period to period.

Operating Expenses

Operating expenses increased to $2,873,543 from $2,416,332 for quarter ended October 31, 2008 and October 31, 2007 respectively, an increase of $457,211 or 18.9%. The increase in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended October 31, 2008 amounted to $443,718, representing an increase of $46,064 or 11.6%, compared to cost of software licenses of $397,654, for the quarter ended October 31, 2007. The increase in cost of software sales and licenses is due to the increase in amortization expense for internally developed software completed and announced available for sale during the quarter.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended October 31, 2008 amounted to $283,817, representing an increase of $17,184 or 6.4%, compared to cost of maintenance fees and other of $266,633 for the quarter ended October 31, 2007. Cost of maintenance fees and other is comparable to the prior year quarter as resources allocated to customer inquiries have been consistent on a quarter over quarter basis.

Commissions amounted to $170,049 for the quarter ended October 31, 2008 representing a decrease of $18,718 or 9.9% compared to $188,767 for the quarter ended October 31, 2007.  Although the Company experienced an increase in software license revenues, the Secur-Line License Agreement with Beta America was not subject to commissions.  As such, commission expense was comparable to the prior year quarter.

Selling and marketing expense for the quarter ended October 31, 2008 amounted to $818,810 representing an increase of $193,282 or 30.9%, compared to selling and marketing expense of $625,528 for the quarter ended October 31, 2007. The increase in selling and marketing expense is primarily due to an increase in employee payroll and employee related costs amounting to $61,506, an increase in public relations primarily due to the retention of a public relations firm amounting to $35,236, lead generation programs amounting to $50,290 and website enhancements and initiatives amounting to $23,017.

General and administrative expense for the quarter ended October 31, 2008 amounted to $1,073,837, representing an increase of $174,986 or 19.5% compared to $898,851 in general and administrative expense for the quarter ended October 31, 2007. The increase in general and administrative expenses is primarily due to an increase in professional fees amounting to $204,364 relating to costs associated with the Red Oak litigation and other general corporate governance matters, an increase in consulting fees amounting to $125,030 primarily related to strategic assistance provided in the areas of product management, development  and other strategic initiatives , offset by a decrease in bad debt expense of $220,000 written off in during the quarter ended October 31, 2007.

The Company reported a net loss of $3,252 and $381,972 for the three months ended October 31, 2008 and 2007, respectively.

Liquidity, Capital Resources and Financial Condition

At October 31, 2008, the Company had a cash balance of $1,892,438.

Operating activities provided cash of $314,615 for the three months ended October 31, 2008.  This resulted primarily from trade accounts receivable collections of $1,196,220, an increase in accounts payable and accrued expenses of $205,393 based on the timing of cash disbursements, an increase in non-cash charges for depreciation and amortization of $438,508, offset by a decrease in deferred revenues of $1,522,567 primarily related to the recognition of deferred maintenance revenue as a result of the Secur-Line License Agreement with Beta America.

Investing activities used cash of $824,212 for the three months ended October 31, 2008 primarily for costs associated with the development of the Company's software products.

Financing activities provided cash of $63,700 from the exercise of stock options.

The Company maintains its line of credit for $1,000,000 with a bank. The interest rate is variable based on the bank’s prime rate. The line of credit is collateralized by accounts receivable of the Company and originally expired November 24, 2008, however, the Company has extended this line of credit until February 24, 2009, at which time the Company intends to renew this line of credit.  As of October 31, 2008, the Company has not borrowed against this line of credit.

The Company believes that its present cash, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet its cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contingency Relating to Shareholder Claim

In early April 2008, we received a letter from Red Oak Partners, LLC (“Red Oak”), which acquired shares of our common stock in a tender offer completed in August 2007, alleging that it was damaged because the directors and management of Proginet made misrepresentations and/or breached their fiduciary duties to Red Oak, Proginet’s stockholders and the investing public with respect to (i) representations concerning the existence of contractually committed orders and future financial performance; (ii) severance  arrangements made with Proginet’s former CEO and (iii) a claim with respect to Proginet’s having procured directors and officers insurance from a relative of Proginet’s former CEO.  While Red Oak has not alleged a specific dollar amount with respect to its damages, it has asked to be “made whole”.  In connection with its claims, Red Oak has served a demand to inspect books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law (the “220 Demand”).  We have responded to the correspondence as well as the 220 Demand, and certain documentation has been provided to Red Oak in response to the 220 Demand.  Management has informed Red Oak that it believes Red Oak’s claims are meritless.  Although we believe that Red Oak’s claims are without merit and that we have substantial defenses in this matter, if Red Oak brings a litigation, we could in the future incur substantial litigation related expenses, and additional monetary expense if Red Oak prevails in its claims.  Such additional expenses could negatively impact our financial condition and results of operations.  We intend to contest vigorously any litigation that is commenced.

In September 2008, the Company’s Directors & Officers Liability Insurance Company consented to use of the Company’s legal counsel to represent Proginet’s interests in this matter.  With respect to defense costs, the first $100,000 worth of defense billing for legal fees and expenses were subject to the Company’s $100,000 policy retention (the Company believes the policy retention amount was  met as of October 31, 2008).  Subsequent legal costs and expenses will be reimbursable under the Company’s Directors & Officers Liability insurance policy (subject to routine review by the insurance company of costs incurred).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information included under the caption “Contingency Relating to Shareholder Claim” in Item 2.  Management's Discussion and Analysis above is incorporated herein by this reference.

Item 1A.  Risk Factors

Other than the risk factors set forth below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-KSB for the year ended July 31, 2008, which was filed on October 6, 2008 with the Securities and Exchange Commission.

Changes in the general economic environment may impact our future business and results of operations.

Current economic conditions, including the credit crisis affecting global financial markets and the possibility of a global recession, could adversely impact the Company’s future business and financial results. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, increased pressure on the prices of the Company’s products, increased number of days to collect outstanding receivables and/or increased bad debts on outstanding receivables, and greater difficulty in obtaining necessary financing on favorable terms.

Risk Relating to Shareholder Claim

The information included under the caption “Contingency Relating to Shareholder Claim” in Item 2.  Management's Discussion and Analysis above in this document is incorporated herein by this reference.

Risk Relating to the Successful Implementation of the Beta Systems Transactions

Proginet and Beta Systems Software AG and its subsidiaries have entered into agreements, namely the Asset Exchange Agreement, the Services Agreement, the Secur-Line License Agreement and the Master Distribution Agreement (collectively, the “Beta Agreements”) on October 31, 2008.  The transactions contemplated by the Beta Agreements were designed to strengthen our competitive position in the managed file transfer market space and help focus the Company on its core competencies.  There can be no assurance that we will be able to manage the implementation of the Beta Agreements effectively or achieve our stated goals.  The implementation of the transactions contemplated by Beta Agreements and the integration of the new products acquired by the Company may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results , financial condition and may reduce our cash available for operations.  They may also be viewed negatively by customers, financial markets or investors.

 Item 4.  Submission of Matters To A Vote Of Security Holders

The Company initiated a proxy solicitation in October 2008 for the Company’s Annual Meeting of Stockholders that was held on November 18, 2008 in Garden City, New York.  At the annual meeting, the matters to be voted upon by stockholders were the election of nominees to the six person Board of Directors of the Company, the amendments to the 2000 Stock Option Plan of Proginet Corporation (the “2000 Plan”) which amendments authorized a 3,000,000 share increase in the number of shares of common stock authorized for award grants under the 2000 Plan (to a maximum of 3,852,100 shares in the aggregate), increased the maximum number of shares of common stock for which options may be granted under the 2000 Plan to an employee in any calendar year from 250,000 to 750,000, and extended the term of the 2000 Plan by five years to October 10, 2015; and the ratification of the selection by the Company of BDO Seidman, LLP as the independent registered public accounting firm for the fiscal year ending July 31, 2009.  Each of Amit Basak, George T. Hawes, Dr. E. Kelly Hyslop, Sandison Weil, Stephen Kezirian and Allen Wolpert received a plurality of the votes cast for the nominees for director by the shares represented at the annual meeting and each was elected as a member of the Board of Directors.  Votes withheld in the election of directors and abstentions or broker non-votes, if any, were not be counted towards the election of any person as a director and are not reflected below.  The votes for directors were as follows:

	Votes
	For	Withheld
Amit Basak	9,829,025	189,212
George T. Hawes	9,829,025	189,212
Dr. E. Kelly Hyslop	8,666,239	1,351,998
Stephen Kezirian	9,829,025	189,212
Sandison Weil	9,829,025	189,212
Allen Wolpert	8,666,239	1,351,998

The votes to amend the 2000 Plan as described above were as follows:

For	Against	Abstain
5,530,715	987,414	114,000

The proposal received an affirmative vote of a majority of the shares represented at the annual meeting and was approved.  Abstentions had the effect of a vote against the 2000 Plan amendments.  Because brokers generally did not have discretion to vote on this proposal, broker non-votes were not counted as shares present in person or by proxy and entitled to vote and thus did not affect the outcome of the vote.  Therefore, they are not reflected above.

The votes to ratify the appointment of BDO Seidman LLP as the as the Company’s independent registered public accounting firm was as follows:

For	Against	Abstain
9,751,618	154,119	112,500

The proposal received an affirmative vote of a majority of the votes cast at the annual meeting and was approved.  Abstentions and broker non-votes, if any, were not counted as votes “cast” with respect to this proposal and, therefore, are not reflected above.

There was no other business of the Company brought before the annual meeting.

Item 6.  Exhibits

(a) Exhibits

Exhibit 10.23† – Asset Exchange Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software of North America, Inc., and Beta Systems Software of Canada Ltd.

Exhibit 10.24† - Support Services Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software of Canada Ltd.

Exhibit 10.25† - Secur-Line Products License Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software of North America, Inc.

Exhibit 10.26† - Master Distributor Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software AG

Exhibit 31.1 – Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2 – Rule 13a-14(a) Certification (Chief Financial Officer)

Exhibit 32.1 – Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer

† Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act. Omitted portions are indicated in this exhibit with [***].

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGINET CORPORATION
(Registrant)

Date December 10, 2008	/s/ Sandison Weil
Sandison Weil, President and
Chief Executive Officer

Date December 10, 2008	/s/ Debra A. DiMaria
Debra A. DiMaria
Corporate Secretary and Chief Financial
and Accounting Officer