Form 10-Q
period 2009-01-31
PROGINET CORP
filed 2009-03-13
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.:  000-30151

Proginet Corporation
(Exact name of registrant as specified in its charter)

Delaware	11-3264929
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 Garden City Plaza, Garden City, NY	11530
(Address of principal executive offices)	(Zip Code)

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

   Yes ☐                                              No ☒

There were 14,849,055 shares of Common Stock outstanding as of March 5, 2009.

PROGINET CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2009

PROGINET CORPORATION
Balance Sheets

	January 31, 2009 (Unaudited)	July 31, 2008
Assets
Current assets
Cash	$1,282,575	$2,338,335
Trade accounts receivable, net	1,124,468	1,816,388
Prepaid expenses	239,703	262,396
Total current assets	2,646,746	4,417,119

Property and equipment, net	375,671	181,226
Capitalized software development costs, net	4,030,601	3,660,387
Purchased software, net	283,378	433,558
Customer relationships, net	226,260	346,170
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$7,734,458	$9,210,262

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$483,013	$170,557
Accrued expense	961,682	1,054,836
Deferred revenues	2,778,312	3,942,590
Deferred rent	18,906	14,054
Total current liabilities	4,241,913	5,182,037

Other long-term liabilities, excluding current portion	-	148,497
Deferred revenues	7,141	68,966
Deferred rent	137,980	147,838
	4,387,034	5,547,338
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized,
16,174,281 shares issued at January 31, 2009 and 16,049,281 at July 31, 2008	16,175	16,050
Additional paid-in capital	13,061,662	12,877,948
Treasury stock 1,325,226, at cost, at January 31, 2009 and July 31, 2008	(606,023)	(606,023)
Accumulated deficit	(9,124,390)	(8,625,051)
Total stockholders’ equity	3,347,424	3,662,924

	$7,734,458	$9,210,262

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues

Software licenses	$934,685	$393,889	$2,389,291	$809,044
Software maintenance fees and other	1,021,054	1,513,399	2,353,676	3,054,130
Professional services	24,000	36,500	100,138	83,000
	1,979,739	1,943,788	4,843,105	3,946,174

Operating expense
Cost of software licenses	409,077	394,094	852,795	791,748
Cost of maintenance fees and other	245,627	265,763	529,444	532,396
Cost of professional services	4,827	10,265	25,671	21,955
Commissions	218,012	203,424	388,061	392,191
Research and development	69,722	134,160	132,190	161,369
Selling and marketing	613,340	638,266	1,432,150	1,263,794
General and administrative	917,360	839,096	1,991,197	1,737,947
	2,477,965	2,485,068	5,351,508	4,901,400

Loss from operations	(498,226)	(541,280)	(508,403)	(955,226)

Interest income	2,139	27,550	9,064	59,524

Loss before income taxes	$(496,087)	$(513,730)	$(499,339)	$(895,702)

Income Tax Expense	-	-	-	-

Net loss	$(496,087)	$(513,730)	$(499,339)	$(895,702)

Basic and diluted loss per common share	$(.03)	$(.03)	$(.03)	$(.06)

Weighted average common shares outstanding - basic	14,849,055	14,691,685	14,828,539	14,655,726

Weighted average common shares outstanding - diluted	14,849,055	14,691,685	14,828,539	14,655,726

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

Statement of Stockholders’ Equity

Six months ended January 31, 2009 (unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock	Accum- ulated deficit	Total
	Shares	Amount

Balance – August 1, 2008	16,049,281	$16,050	$12,877,948	$(606,023)	$(8,625,051)	$3,662,924

Exercise of commons stock options	125,000	125	63,575			63,700
Stock Option Expense			120,139			120,139
Net loss					(499,339)	(499,339)

Balance – January 31, 2009	16,174,281	$16,175	$13,061,662	$(606,023)	$(9,124,390)	$3,347,424

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended
	January 31,
	2009	2008

Cash flows from operating activities
Net loss	$(499,339)	$(895,702)
Adjustments to reconcile net loss to cash
Depreciation and amortization	877,186	789,989
Provision for bad debt allowance, net	-	370,000
Stock based compensation	120,139	7,743
Deferred revenue	(1,226,103)	(229,336)
Deferred rent	(5,006)	(317)
Changes in operating assets and liabilities
Trade accounts receivable	691,920	46,888
Prepaid expenses and other assets	22,693	39,098
Accounts payable and accrued expenses	70,805	(129,515)
Net cash provided by (used in) operating activities	52,295	(1,152)

Cash flows from investing activities
Capitalized software development costs	(924,119)	(596,518)
Purchases of property and equipment	(247,636)	(10,952)

Net cash used in investing activities	(1,171,755)	(607,470)

Cash flows from financing activities
Exercise of common stock options	63,700	17,762

Net cash provided by financing activities	63,700	17,762

Net decrease in cash	(1,055,760)	(590,860)

Cash at beginning of period	2,338,335	3,439,988

Cash at end of period	$1,282,575	$2,849,128

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
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

These results for the period ended January 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.         Accounts Receivable
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of January 31, 2009 and July 31, 2008, there was an allowance for doubtful accounts of $45,000.

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

Amortization commences once a product becomes available for sale to customers.  All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $273,768 and $553,905 for the three and six months ended January 31, 2009. Amortization expense charged to operations was $234,851 and $490,049 for the three and six months ended January 31, 2008. Capitalized software development costs are net of accumulated amortization of $4,256,298 and $9,435,093 at January 31, 2009 and July 31, 2008, respectively.  Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.  As of January 31, 2009, $5,732,700 of capitalized costs was retired from the Balance Sheet.

5.         Corporate Developments
On October 31, 2008, Proginet Corporation (“Proginet”) entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, Proginet (i) has transferred to Beta Canada all of its intellectual property rights, and books and records, relating to Proginet’s Secur-Pass products, and (ii) has assigned to Beta America its customer, maintenance and service agreements relating to Proginet’s Secur-Pass products, in exchange for Beta Canada’s transfer to Proginet of all of its intellectual property rights, and Beta America’s transfer to Proginet of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products.  The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties. The Asset Exchange Agreement was accounted for as a nonmonetary exchange of assets in accordance with Financial Accounting Standard No. 153(as amended).

Proginet also entered into a Support Services Agreement (the “Services Agreement”), with Beta Canada on October 31, 2008, under which Beta Canada provides to Proginet certain maintenance and support services for Proginet’s CFI Suite and the Harbor NSM and Harbor HFT products.  The Services Agreement was effective October 1, 2008 and will continue in effect for two years with automatic one year renewal terms thereafter, subject to certain non-renewal and termination rights.  Proginet has agreed to compensate Beta Canada a percentage of the gross maintenance revenue received by Proginet in respect of the support services provided by Beta Canada under the Services Agreement.

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

Proginet has assigned to Beta America, under the Asset Exchange Agreement, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements have been assigned in consideration of certain royalty fees, payable by Beta America to Proginet, based on gross revenue received by Beta America during the license term under such agreements.  Proginet has agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

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

6.	Purchased Software and Customer Relationships

Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $1,218,396 and $1,068,216 at January 31, 2009 and July 31, 2008, respectively. Customer relationships are net of accumulated amortization of $972,818 and $852,908 at January 31, 2009 and July 31, 2008, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 and $150,180 for the three and six months ended January 31, 2009 and 2008 respectively. Amortization expense charged to operations for customer relationships is $59,955 and $119,910 for the three and six months ended January 31, 2009 and 2008. Estimated amortization expense for customer relationships and purchased software for the succeeding two years is $119,910 and $150,180 for fiscal 2009 and $106,350 and $133,198 for fiscal 2010, respectively. These assets are expected to be fully amortized by the end of Fiscal 2010.

7.	Accrued Expense
	January 31, 2009 (Unaudited)	July 31, 2008
Salaries, commissions and benefits	$246,759	$299,527
Severance	327,151	551,053
Private placement costs	150,000	150,000
Professional fees	67,529	111,100
Distributor Fees Other	126,813 43,431	41,771 49,882
Total Accrued Expense	961,682	1,203,333

Current portion	961,682	1,054,836

Long term portion	$-	$148,497

8.	Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	January 31,		January 31,
	2009	2008	2009	2008

Numerator:
Net loss	$(496,087)	$(513,730)	$(499,339)	$(895,702)

Denominator:
Weighted average number of common shares (basic)	14,849,055	14,691,685	14,828,539	14,655,726

Effect of dilutive securities:
Stock Options	-	-	-	-
Warrants	-	-	-	-
	-	-	-	-

Weighted average number of common shares (diluted)	14,849,055	14,691,685	14,828,539	14,655,726

Basic and diluted Loss per share	$(.03)	$(.03)	$(.03)	$(.06)

Potential common shares of 3,243,000 and 2,541,000 for the three and six months ended January 31, 2009 and 2,535,000 and 2,560,000 for the three months ended January 31, 2008 are excluded in computing basic and diluted net loss per share as their effects would be anti-dilutive.

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

Stock Option activity during the six months ended January 31, 2009, is as follows:

	Number of options	Weighted Average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2008	2,526,000	$.78	-	-
Granted	1,449,500	.79	-	-
Exercised	(125,000)	.51	-	-
Forfeited	(588,265)	.88	-	-
Options outstanding at January 31, 2009	3,262,235	$.93	8.78	$44,410
Options exercisable at January 31, 2009	2,387,735	$.83	5.80	$35,410

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

On February 14, 2008, the Board of Directors pursuant to an Offer Letter with Mr. Sandison Weil, the Company’s President and Chief Executive Officer (formerly, the Executive Vice President Sales and Marketing) approved a grant of options to purchase 500,000 shares of common stock at an exercise price of $.90 which represented the fair market value of the underlying common stock on April 8, 2008.Certain options vest at different times during the vesting period and certain options vest upon the achievement of certain performance based measures.  In addition, Mr. Weil’s offer letter also provided for a grant of options to purchase 100,000 shares of common stock at an exercise price as of October 31, 2008. Such options will vest two years from the grant date based upon meeting performance criteria established by the Board of Directors for an aggregate two year program. Such grants were subject to obtaining stockholder approval of amendments (described below) to the 2000 Plan.

On October 7, 2008, the Board of Directors pursuant to an Offer Letter with Mr. Stephen Flynn, the Company’s Chief Operating Officer approved a grant of options to purchase up to 400,000 shares of common stock at an exercise price of $.45 which represented the fair market value of the underlying commons stock on grant date.  Certain options vest immediately and certain options vest upon the achievement of certain performance based measures over a four year period.  In addition, Mr. Flynn’s offer letter also provided for a grant of fully vested options to purchase 100,000 shares of commons stock at an exercise price equal to the closing price of the Company’s common stock on the OTC BB on April 6, 2009. Such grants were subject to obtaining stockholder approval of amendments (described below) to the 2000 Plan.

At the Company’s Annual Meeting of Stockholders on November 18, 2008, the stockholders approved amendments to the 2000 Plan which authorized a 3,000,000 share increase in the number of shares of common stock authorized for award grants under the 2000 Plan, increased the maximum number of shares of common stock for which options may be granted under the 2000 Plan to an employee in any calendar year from 250,000 to 750,000, and extended the term of the 2000 Plan by five years to October 10, 2015.

Based on the approval of the amendments to the 2000 Plan, the Company incurred a compensation cost related to the grants described above, based on the calculated fair value of these awards over the requisite service period (generally the vesting period of the equity award).  As of January 31, 2009, such cost amounted to approximately $104,000.

On November 18, 2008, the Board of Directors granted options to non-employee directors to purchase 200,000 shares of common stock at an exercise price of $0.32, which represented the fair market value of the underlying common stock on the date of grant. As of January 31, 2009, compensation cost related to this grant amounted to approximately $11,000.

On December 31, 2008, the Board of Directors granted options to employees to purchase 424,500 shares of common stock at an exercise price of $0.42, which represented the fair market value of the underlying common stock on the date of grant. As of January 31, 2009, compensation cost related to this grant amounted to approximately $5,300.

Item 2.  Management's Discussion and Analysis or Plan of Operations
General

You should read the following discussion in conjunction with our financial statements and the notes thereto included in Item I of Part I of this Form 10-Q.  Certain statements under the captions “Description of Business”, “Management's Discussion and Analysis” and elsewhere in this Form 10-Q contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond the Company’s control and include, among others, the  risk factors in our latest Annual Report on Form 10-KSB for the fiscal  year ended July 31, 2008, as well as risks relating to general economic and business conditions, competition from existing and potential competitors and availability of qualified personnel.

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

Results of Operations

Corporate Developments

On October 31, 2008, Proginet entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, Proginet (i) has transferred to Beta Canada all of its intellectual property rights, and books and records, relating to Proginet’s Secur-Pass products, and (ii) has assigned to Beta America its customer, maintenance and service agreements relating to Proginet’s Secur-Pass products, in exchange for Beta Canada’s transfer to Proginet of all of its intellectual property rights, and Beta America’s transfer to Proginet of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products.  The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties.

Proginet also entered into a Support Services Agreement (the “Services Agreement”), with Beta Canada on October 31, 2008, under which Beta Canada provides to Proginet certain maintenance and support services for Proginet’s CFI Suite and the Harbor NSM and Harbor HFT products.  The Services Agreement was effective October 1, 2008 and will continue in effect for two years with automatic one year renewal terms thereafter, subject to certain non-renewal and termination rights.  Proginet has agreed to compensate Beta Canada a percentage of the gross maintenance revenue received by Proginet in respect of the support services provided by Beta Canada under the Services Agreement.

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

Proginet has assigned to Beta America, under the Asset Exchange Agreement, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements have been assigned in consideration of certain royalty fees, payable by Beta America to Proginet, based on gross revenue received by Beta America during the license term under such agreements.  Proginet has agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

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

Revenues

Total revenues for the quarter ended January 31, 2009 amounted to $1,979,739 representing an increase of $35,951, or 1.8% compared to revenues of $1,943,788 for the quarter ended January 31, 2008. Total revenues for the six months ended January 31, 2009 amounted to $4,843,105 representing an increase of $896,931 or 22.7% compared to revenues of $3,946,174 for the six months ended January 31, 2008.

Software license revenues for the quarter ended January 31, 2009 amounted to $934,685 representing an increase of $540,796, or 137.3%, compared to software license revenues of $393,889 for the quarter ended January 31, 2008. Software license revenues for the six months ended January 31, 2009 amounted to $2,389,291 representing an increase of $1,580,247, or 195.3%, compared to software license revenues of $809,044 for the six months ended January 31, 2008. Software license revenue is sold directly through the Company’s sales executives and indirectly through international distributors, VAR’s and OEM partners (collectively, “Channels”).  The increase in software license revenue is due to, in approximate order of significance, (i) the meeting of certain contractual requirements with respect to, and the resulting ratable recognition of revenue in connection with, a fiscal 2008 software license sale to a U.S. government agency, (ii) implementation of the Master Distribution Agreement with Beta Germany, (iii) continued add-on sales to existing customers and (iv) new product sales of CFI Slingshot.   Secondarily, for the six months ended January 31, 2009, software license revenue increased primarily due to the Secur-Line License Agreement with Beta America.

Software maintenance fees and other decreased by $492,345, or 32.5% to $1,021,054 compared to such fees for the quarter ended January 31, 2008 of $1,513,399. Software maintenance fees and other decreased by $700,454 or 22.9% to $2,353,676 compared to such fees for the six months ended January 31, 2008 of $3,054,130. The decrease in software maintenance fees and other is primarily due to the recognition of deferred maintenance revenue relating to the Secur-Line License Agreement with Beta America during the quarter ended October 31, 2008.

Fees for professional services for the quarter ended January 31, 2009 amounted to $24,000 compared to fees for professional services of $36,500 for the quarter ended January 31, 2008, representing a decrease of $12,500 or 34.2%. Fees for professional services for the six months ended January 31, 2009 amounted to $100,138 compared to fees for professional services of $83,000 for the six months ended January 31, 2008, representing an increase of $17,138 or 20.6%. The Company does not generate significant professional service revenue as resources are utilized for license revenue related activities.  Typically, professional services are related to ad-hoc consulting engagements that are provided in response to requests for support from existing customers. Consequently, professional service revenue may vary considerably from period to period.

Operating Expenses

Operating expenses decreased to $2,477,965 for the quarter ended January 31, 2009 from $2,485,068 for quarter ended January 31, 2008, a decrease of $7,103 or 0.3%. Operating expenses increased to $5,351,508 for the six months ended January 31, 2009 from $4,901,400 for the six months ended January 31, 2008, an increase of $450,108 or 9.2%. The changes in operating expenses for the three and six months ended January 31, 2009 is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended January 31, 2009 amounted to $409,077 representing an increase of $14,983 or 3.8%, compared to cost of software licenses of $394,094 for the quarter ended January 31, 2008. Cost of licenses for the six months ended January 31, 2009 amounted to $852,795 representing an increase of $61,047 or 7.7% compared to cost of software licenses of $791,748 for the six months ended January 31, 2008. The increase is primarily due to the increase in amortization expense for internally developed software completed and announced available for sale during the six months ended January 31, 2009.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended January 31, 2009 amounted to $245,627, representing a decrease of $20,136 or 7.6%, compared to cost of maintenance fees and other of $265,763 for the quarter ended January 31, 2008. Cost of maintenance fees and other for the six months ended January 31, 2009 amounted to $529,444, representing a decrease of $2,952 or 0.6%, compared to cost of maintenance fees and other of $532,396 for the six months ended January 31, 2008. The decrease in cost of maintenance fees and other is primarily due to a decrease in the employee headcount and payroll allocated costs associated with the technical services.

Commissions amounted to $218,012 for the quarter ended January 31, 2009 compared to commissions of $203,424 for the quarter ended January 31, 2008, representing an increase of $14,588 or 7.2%. Commissions amounted to $388,061 for the six months ended January 31, 2009 compared to commission of $392,191 for the six months ended January 31, 2008, representing a decrease of $4,130 or 1.1%. The increase in commission expense is directly related to the increase in software license revenue for the three and six months ended January 31, 2009.

Research and development amounted to $69,722 for the three months ended January 31, 2009 compared to $134,160 for the three months ended January 31, 2008, representing a decrease of $64,438 or 48%.  Research and development amounted to $132,190 for the six months ended January 31, 2009 compared to $161,369 for the six months ended January 31, 2008, representing a decrease of $29,179 or 18.1%.The decrease in research and development expense is attributable to a decrease in development employee headcount resulting in a decrease in allocated payroll and payroll related costs associated with the Company’s research and development activities.

Selling and marketing expense for the quarter ended January 31, 2009 amounted to $613,340 representing a decrease of $24,926 or 3.9%, compared to selling and marketing expense of $638,266 for the quarter ended January 31, 2008. Selling and marketing expense for the six months ended January 31, 2009 amounted to $1,432,150 representing an increase of $168,356 or 13.3%, compared to selling and marketing expense of $1,263,794 for the quarter ended January 31, 2008. The decrease in selling and marketing for the three months ended January 31, 2009 is primarily due to a decrease in employee payroll and employee related expenses and the termination of the Company’s public relations firm as the Company underwent a cost reduction initiative In November 2008. The increase in selling and marketing expense for the six months ended January 31, 2009 compared to the six months ended January 31, 2008 was primarily due to increases in employee headcount, consultants, customer visitations, and other marketing initiatives such as lead generation programs and website enhancements offset by a decrease in research services provided by industry analyst.

General and administrative expense for the quarter ended January 31, 2009 amounted to $917,360, representing an increase of $78,264 or 9.3% compared to $839,096 in general and administrative expense for the quarter ended January 31, 2008. General and administrative expense for the six months ended January 31, 2009 amounted to $1,991,197, representing an increase of $253,250 or 14.6% compared to $1,737,947 in general and administrative expense for the six months ended January 31, 2008. The increase in general and administrative expense for the three and six months ended January 31, 2009 is primarily due to an increase in consulting services related to strategic assistance provided in the areas of product management, development and other strategic initiatives, an increase in professional fees relating to costs associated with the Red Oak matter and other general corporate compliance and governance matters, an increase in discretionary compensation as certain senior management objectives were met, an increase in stock based compensation related to the fair value of vested stock options, offset by a decrease in bad debt expense for sales written off in the prior year.

The Company reported a net loss of $496,087 and a net loss of $513,730 for the three months ended January 31, 2009 and 2008, respectively and a net loss of $499,399 and a net loss of $895,702 for the six months ended January 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

At January 31, 2009, the Company had a cash and cash equivalent balance of $1,282,575.

Operating activities provided cash of $52,295 for the six months ended January 31, 2009.  This resulted primarily from non-cash charges for depreciation and amortization of $877,186 and stock based compensation of $120,139 and trade accounts receivable collections offset by the net loss of $499,339 and a decrease in deferred revenues of $1,153,442 primarily related to the recognition of deferred maintenance revenue as a result of the Secur-Line Agreement with Beta America.

Investing activities used cash of $1,171,755 for the six months ended January 31, 2009 primarily for costs associated with the development of the Company's software products and the purchases of property and equipment.

Financing activities provided cash of $63,700 from the exercise of stock options.

The Company maintained its line of credit for $1,000,000 with a bank. The interest rate was variable based on the bank’s prime rate. The line of credit was collateralized by accounts receivable of the Company and originally expired November 24, 2008; however, the Company had extended this line of credit until February 24, 2009.  Currently, the Company is negotiating the renewal of the line of credit with the bank. To date, the Company has not borrowed against this line of credit.

The Company believes that its present cash and the cash generated from operations will be sufficient to meet its cash needs for at least the next twelve months.

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

On March 4th,, 2009, Red Oak notified Proginet that it had determined to discontinue pursuing the previously asserted allegations against Proginet. No payment was made to either Proginet or Red Oak in connection with this matter.

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

Item 1A.  Risk Factors

Other than the risk factors set forth below, and as described above under “Contingency Related to Shareholder Claim, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-KSB for the year ended July 31, 2008, which was filed on October 6, 2008 with the Securities and Exchange Commission.

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

PROGINET CORPORATION
(Registrant)

Date March 6, 2009	/s/ Sandison Weil
Sandison Weil, President and
Chief Executive Officer

Date March 6, 2009	/s/ Debra A. DiMaria
Debra A. DiMaria
Chief Financial and Accounting Officer