Form 10-Q/A
period 2008-10-31
PROGINET CORP
filed 2009-04-03
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.:  000-30151

Proginet Corporation
(Exact name of registrant as specified in its charter)

Delaware	11-3264929
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 Garden City Plaza, Garden City, NY	11530
(Address of principal executive offices)	(Zip Code)

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

PROGINET CORPORATION

FORM 10-Q/A
(Amendment No. 1)

FOR THE QUARTER ENDED October 31, 2008

PART II.          OTHER INFORMATION

Item 6.	Exhibits	3

SIGNATURES		4

PROGINET CORPORATION

FORM 10-Q/A
(Amendment No. 1)

Explanatory Note

Proginet Corporation (“Proginet”) is filing this Amendment No. 1 on Form 10-Q/A to include a new Exhibit 10.23 in which Proginet has disclosed the US $800,000 deemed value of the exchanged assets set forth in Section 2.2 of the Asset Exchange Agreement, between the Company and Beta Systems Software of North America, Inc., a Delaware corporation, and Beta Systems Software of Canada Ltd., a Canadian body corporate, effective as of October 1, 2008.  Such deemed value was redacted in the exhibit filed with our Quarterly Report filed on Form 10-Q for the period ended October 31, 2008, which was previously filed with the Securities and Exchange Commission on December 12, 2008 (our “Original 10-Q”).

No other items or disclosures in our Original 10-Q are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our Original 10-Q.

PART II.          OTHER INFORMATION

Item 6. Exhibits

(a)   List of Exhibits.

Exhibit 10.23*† –	Asset Exchange Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software of North America, Inc., and Beta Systems Software of Canada Ltd.

Exhibit 31.1* –	Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2* –	Rule 13a-14(a) Certification (Chief Financial Officer)

* Filed herewith.
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

PROGINET CORPORATION
(Registrant)

Date April 3, 2009	/s/ Sandison Weil
Sandison Weil, President and
Chief Executive Officer

Date April 3, 2009	/s/ Debra A. DiMaria
Debra A. DiMaria
Chief Financial and Accounting Officer