Form 10-Q
period 2009-04-30
PROGINET CORP
filed 2009-06-03
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

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

   Yes ☐                 No ☒

There were 14,849,055 shares of Common Stock outstanding as of June 1, 2009.

PROGINET CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2009

PROGINET CORPORATION
Balance Sheets

	April 30, 2009 (Unaudited)	July 31, 2008
Assets
Current assets
Cash	$812,475	$2,338,335
Trade accounts receivable, net	1,573,209	1,816,388
Prepaid expenses	233,957	262,396
Total current assets	2,619,641	4,417,119

Property and equipment, net	350,847	181,226
Capitalized software development costs, net	4,042,133	3,660,387
Purchased software, net	208,288	433,558
Customer relationships, net	166,305	346,170
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$7,559,016	$9,210,262

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$482,303	$170,557
Accrued expense	837,122	1,054,836
Deferred revenues	2,864,341	3,942,590
Deferred rent	21,389	14,054
Total current liabilities	4,205,155	5,182,037

Other long-term liabilities, excluding current portion	-	148,497
Deferred revenues	3,362	68,966
Deferred rent	131,378	147,838
	4,339,895	5,547,338
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 16,174,281 shares issued at April 30, 2009 and 16,049,281 at July 31, 2008	16,175	16,050
Additional paid-in capital	13,283,922	12,877,948
Treasury stock 1,325,226, at cost, at April 30, 2009 and July 31, 2008	(606,023)	(606,023)
Accumulated deficit	(9,474,953)	(8,625,051)
Total stockholders’ equity	3,219,121	3,662,924

	$7,559,016	$9,210,262

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008

Revenues

Software licenses	$554,913	$316,378	$2,944,204	$1,125,422
Software maintenance fees and other	1,201,222	1,535,847	3,554,899	4,589,977
Professional services	14,000	15,950	114,139	98,950
	1,770,135	1,868,175	6,613,242	5,814,349

Operating expense
Cost of software licenses	380,461	356,226	1,233,257	1,147,974
Cost of maintenance fees and other	266,328	250,264	805,967	782,660
Cost of professional services	6,537	3,768	32,208	25,723
Commissions	145,449	247,870	523,316	640,061
Research and development	23,463	78,096	155,653	239,465
Selling and marketing	501,246	697,460	1,933,397	1,961,254
General and administrative	797,826	481,365	2,789,021	2,219,312
	2,121,310	2,115,049	7,472,819	7,016,449

Loss from operations	(351,175)	(246,874)	(859,577)	(1,202,100)

Interest income	(612)	(26,890)	(9,675)	(86,414)

Loss before income taxes	$(350,563)	$(219,984)	$(849,902)	$(1,115,686)

Income Tax Expense	-	-	-	-

Net loss	$(350,563)	$(219,984)	$(849,902)	$(1,115,686)

Basic and diluted loss per common share	$(.02)	$(.01)	$(.06)	$(.08)

Weighted average common shares outstanding - basic	14,849,055	14,722,677	14,835,227	14,677,717

Weighted average common shares outstanding - diluted	14,849,055	14,722,677	14,835,227	14,677,717

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Nine months ended April 30, 2009 (unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock	Accumulated deficit	Total
	Shares	Amount

Balance – August 1, 2008	16,049,281	$16,050	$12,877,948	$(606,023)	$(8,625,051)	$3,662,924

Exercise of commons stock options	125,000	125	63,575			63,700

Stock option expense			192,399			192,399

Private placement costs fee waiver			150,000			150,000

Net loss					(849,902)	(849,902)

Balance – April 30, 2009	16,174,281	$16,175	$13,283,922	$(606,023)	$(9,474,953)	$3,219,121

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended
	April 30,
	2009	2008

Cash flows from operating activities
Net loss	$(849,902)	$(1,115,686)
Adjustments to reconcile net loss to cash
Depreciation and amortization	1,285,878	1,152,926
Provision for bad debt allowance, net	-	234,095
Stock based compensation	192,399	7,743
Deferred revenue	(1,143,852)	276,084
Deferred rent	(9,126)	(2,039)
Changes in operating assets and liabilities
Trade accounts receivable	243,179	578,064
Prepaid expenses and other assets	28,439	23,531
Accounts payable and accrued expenses	95,535	(187,145)
Net cash provided by (used in) operating activities	(157,450)	967,573

Cash flows from investing activities
Capitalized software development costs	(1,181,067)	(936,525)
Purchases of property and equipment	(251,043)	(22,896)

Net cash used in investing activities	(1,432,110)	(959,421)

Cash flows from financing activities
Exercise of common stock options	63,700	19,342

Net cash provided by financing activities	63,700	19,342

Net decrease in cash	(1,525,860)	27,494

Cash at beginning of period	2,338,335	3,439,988

Cash at end of period	$812,475	$3,467,482

Supplemental Disclosures of Cash Flow Information
Non-cash financing activity:
Private placement costs fee waiver	$150,000	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
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

These results for the period ended April 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During fiscal 2009, the Company embarked on strategic initiatives including but not limited to, (i) transforming our sales model with enhanced focus on our Channels organization, (ii) consolidating product lines for improved efficiency and (iii) innovating new collaborative product offerings for the managed file transfer market. Such initiatives required cash investments and management effort.   Operationally, our performance has been negatively affected by the general economic slowdown. Some of our new prospects have delayed or reduced technology purchases and some of our existing customers have been paying their maintenance invoices with extended payment terms. We have also had a number of canceled maintenance contracts, most of which have been from our older legacy product suites.  Collectively, these factors have caused our cash position to decline over the last nine months. In response, Proginet has reduced operating expenses in recent quarters and expects to continue to monitor such expenses closely.  However, if the Company does not generate sufficient cash flow from operations to meet the Company’s operating cash requirements, the Company will need to obtain other sources of capital to help fund its operations, which may or may not be available to the Company at favorable terms, if at all.  The Company is exploring various capital raising initiatives so as to bolster its cash reserves given the uncertainty of the current business climate.

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

3.             Accounts Receivable
The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of April 30, 2009 and July 31, 2008, there was an allowance for doubtful accounts of $45,000.

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

Amortization commences once a product becomes available for sale to customers.  All costs of a product enhancement, including any costs carried over from the original product are amortized over the enhancement’s estimated useful life, which is generally five years. Amortization expense charged to operations was $245,332 and $799,323 for the three and nine months ended April 30, 2009, respectively. Amortization expense charged to operations was $214,078 and $704,127 for the three and nine months ended April 30, 2008. Capitalized software development costs are net of accumulated amortization of $4,501,723 and $9,435,093 at April 30, 2009 and July 31, 2008, respectively.  Capitalized software development costs are retired from the balance sheet when fully amortized or written off if the related product is no longer sold.  As of April 30, 2009, $5,732,693 of capitalized costs was retired from the Balance Sheet.

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

On October 31, 2008, Proginet entered into a Secur-Line Products License Agreement (the “Secur-Line License Agreement”), with Beta America under which Proginet has licensed to Beta America, on a non-exclusive basis,  intellectual property rights relating to Proginet’s Secur-Line products, effective October 1, 2008.  The consideration for the license is certain retained customer payments and receivables generated under various contracts assigned to Beta America.

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

6.             Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in connection with the Blockade acquisition for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $1,293,486 and $1,068,216 at April 30, 2009 and July 31, 2008, respectively. Customer relationships are net of accumulated amortization of $1,032,773 and $852,908 at April 30, 2009 and July 31, 2008, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 and $225,270 for both the three and nine months ended April 30, 2009 and 2008 respectively. Amortization expense charged to operations for customer relationships is $59,955 and $179,865 for both the three and nine months ended April 30, 2009 and 2008. Estimated amortization expense for customer relationships and purchased software for the succeeding two years is $59,955 and $75,090 for fiscal 2009 and $106,350 and $133,198 for fiscal 2010, respectively. These assets are expected to be fully amortized by the end of Fiscal 2010.

7.             Accrued Expense

	April 30, 2009 (Unaudited)	July 31, 2008
Salaries, commissions and benefits	$210,706	$299,527
Severance	224,612	551,053
Private placement costs	-	150,000
Professional fees	92,250	111,100
Distributor Fees	271,674	41,771
Other	37,880	49,882
Total Accrued Expense	837,122	1,203,333

Current portion	837,122	1,054,836

Long term portion	$-	$148,497

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

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	April 30,		April 30,
	2009	2008	2009	2008

Numerator:
Net loss	$(350,563)	$(219,984)	$(849,902)	$(1,115,686)

Denominator:
Weighted average number of common shares (basic)	14,849,055	14,722,677	14,835,227	14,677,717

Effect of dilutive securities:
Stock Options	-	-	-	-
Warrants	-	-	-	-
	-	-	-	-

Weighted average number of common shares (diluted)	14,849,055	14,722,677	14,835,227	14,677,717

Basic and diluted loss per share	$(.02)	$(.01)	$(.06)	$(.08)

Potential common shares of 3,545,000 and 2,882,000 for the three and nine months ended April 30, 2009 and 2,526,000 and 2,548,667 for the three and nine months ended April 30, 2008 are excluded in computing basic and diluted net loss per share as their effects would be anti-dilutive.

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

Stock Option activity during the nine months ended April 30, 2009, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2008	2,526,000	$.78	-	$-
Granted	1,849,500	.73	-	-
Exercised	(125,000)	.51	-	-
Forfeited	(705,765)	.84	-	-
Options outstanding at April 30, 2009	3,544,735	$.94	7.39	$165,445
Options exercisable at April 30, 2009	2,539,233	$.81	6.40	$102,950

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

Based on the approval of the amendments to the 2000 Plan, the Company incurred a compensation cost related to the grants described above, based on the calculated fair value of these awards over the requisite service period (generally the vesting period of the equity award).  As of April 30, 2009, such cost amounted to approximately $147,000.

On November 18, 2008, the Board of Directors granted options to non-employee directors to purchase 200,000 shares of common stock at an exercise price of $0.32, which represented the fair market value of the underlying common stock on the date of grant. As of April 30, 2009, compensation cost related to this grant amounted to approximately $22,000.

On December 31, 2008, the Board of Directors granted options to employees to purchase 424,500 shares of common stock at an exercise price of $0.42, which represented the fair market value of the underlying common stock on the date of grant. As of April 30, 2009, compensation cost related to this grant amounted to $20,000.

On April 7, 2009, the Board of Directors granted options to an employee to purchase 200,000 shares of common stock at an exercise price of $0.49, which represented the fair market value of the underlying common stock on the date of grant. As of April 30, 2009, compensation cost related to this grant amounted to $3,000.

Item 2.  Management's Discussion and Analysis or Plan of Operations
General

You should read the following discussion in conjunction with our financial statements and the notes thereto included in Item I of Part I of this Form 10-Q.  Certain statements under the captions “Description of Business”, “Management's Discussion and Analysis” and elsewhere in this Form 10-Q contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond the Company’s control and include, among others, the risk factors in our latest Annual Report on Form 10-KSB for the fiscal  year ended July 31, 2008.

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

On October 31, 2008, Proginet entered into a Secur-Line Products License Agreement (the “Secur-Line License Agreement”), with Beta America under which Proginet has licensed to Beta America, on a non-exclusive basis,  intellectual property rights relating to Proginet’s Secur-Line products, effective October 1, 2008.  The consideration for the license is certain retained customer payments and receivables generated under various contracts assigned to Beta America.

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

Revenues

Total revenues for the quarter ended April 30, 2009 amounted to $1,770,135 representing a decrease of $98,040, or 5.2% compared to revenues of $1,868,175 for the quarter ended April 30, 2008. Total revenues for the nine months ended April 30, 2009 amounted to $6,613,242 representing an increase of $798,893 or 13.7% compared to revenues of $5,814,349 for the nine months ended April 30, 2008.

Software license revenues for the quarter ended April 30, 2009 amounted to $554,913 representing an increase of $238,535, or 75.4%, compared to software license revenues of $316,378 for the quarter ended April 30, 2008. Software license revenues for the nine months ended April 30, 2009 amounted to $2,944,204 representing an increase of $1,818,782, or 161.6%, compared to software license revenues of $1,125,422 for the nine months ended April 30, 2008. Software licenses are sold directly through the Company’s sales executives and indirectly through international distributors, VAR’s and OEM partners (collectively, “Channels”).  The increase in software license revenue is due to, in approximate order of significance, the ratable recognition of revenue in connection with a fiscal 2008 software license sale to a U.S. government agency and the meeting of certain contractual requirements with respect to the implementation of the Master Distribution Agreement with Beta Germany offset by a decrease in sales to existing customers principally in the advanced managed file transfer product line.   Secondarily, for the nine months ended April 30, 2009, software license revenue increased primarily due to the Secur-Line License Agreement with Beta America.

Software maintenance fees and other decreased by $334,625, or 21.8% to $1,201,222 compared to such fees for the quarter ended April 30, 2008 of $1,535,847. Software maintenance fees and other decreased by $1,035,078 or 22.6% to $3,554,899 compared to such fees for the nine months ended April 30, 2008 of $4,589,977. The decrease in software maintenance fees and other is primarily due to the recognition of deferred maintenance revenue relating to the Secur-Line License Agreement with Beta America during the quarter ended October 31, 2008 and the effect of customer cancellations across the Company’s product lines principally as a result of corporate consolidations and other cost cutting measures implemented during these economic times.

Fees for professional services for the quarter ended April 30, 2009 amounted to $14,000 compared to fees for professional services of $15,950 for the quarter ended April 30, 2008, representing a decrease of $1,950 or 12.2%. Fees for professional services for the nine months ended April 30, 2009 amounted to $114,139 compared to fees for professional services of $98,950 for the nine months ended April 30, 2008, representing an increase of $15,189 or 15.4%. The Company does not generate significant professional service revenue as resources are utilized for license revenue related activities.  Typically, professional services are related to ad-hoc consulting engagements that are provided in response to requests for support from existing customers. Consequently, professional service revenue may vary considerably from period to period.

Operating Expenses

Operating expenses increased to $2,121,310 for the quarter ended April 30, 2009 from $2,115,049 for the quarter ended April 30, 2008, an increase of $6,261 or 0.3%. Operating expenses increased to $7,472,819 for the nine months ended April 30, 2009 from $7,016,449 for the nine months ended April 30, 2008, an increase of $456,370 or 6.5%. The changes in operating expenses for the three and nine months ended April 30, 2009 is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended April 30, 2009 amounted to $380,461 representing an increase of $24,235 or 6.8%, compared to cost of software licenses of $356,226 for the quarter ended April 30, 2008. Cost of licenses for the nine months ended April 30, 2009 amounted to $1,233,257 representing an increase of $85,283 or 7.4% compared to cost of software licenses of $1,147,974 for the nine months ended April 30, 2008. The increase is primarily due to the increase in amortization expense for internally developed software completed and announced as available for sale offset by capitalized software which was fully amortized during the three and nine month periods ended April 30, 2009.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended April 30, 2009 amounted to $266,328, representing an increase of $16,064 or 6.4%, compared to cost of maintenance fees and other of $250,264 for the quarter ended April 30, 2008. Cost of maintenance fees and other for the nine months ended April 30, 2009 amounted to $805,967, representing an increase of $23,307 or 3.0%, compared to cost of maintenance fees and other of $782,660 for the nine months ended April 30, 2008. The increase in cost of maintenance fees and other is primarily due to the  implementation of the Services Agreement with Beta Canada more fully described under “Corporate Developments” above offset by a decrease in the employee headcount and payroll allocated costs associated with the  technical services rendered directly by Proginet.

Commissions amounted to $145,449 for the quarter ended April 30, 2009 compared to commissions of $247,870 for the quarter ended April 30, 2008, representing a decrease of $102,421 or 41.3%. Commissions amounted to $523,316 for the nine months ended April 30, 2009 compared to commission of $640,061 for the nine months ended April 30, 2008, representing a decrease of $116,745 or 18.2%.  The decrease in commission expense for the three and nine months ended April 30, 2009 is primarily due to the Company no longer incurring distributor commission expense related to the Secur-Pass products as a result of the Asset Exchange Agreement with Beta America, more fully described under “ Corporate Developments” above.

Research and development amounted to $23,463 for the three months ended April 30, 2009 compared to $78,096 for the three months ended April 30, 2008, representing a decrease of $54,633 or 70%.  Research and development amounted to $155,653 for the nine months ended April 30, 2009 compared to $239,465 for the nine months ended April 30, 2008, representing a decrease of $83,812 or 35.0%. The decrease in research and development expense is attributable to a decrease in development employee headcount resulting in a decrease in allocated payroll and payroll related costs associated with the Company’s research and development activities.

Selling and marketing expense for the quarter ended April 30, 2009 amounted to $501,246 representing a decrease of $196,214 or 28.1%, compared to selling and marketing expense of $697,460 for the quarter ended April 30, 2008. Selling and marketing expense for the nine months ended April 30, 2009 amounted to $1,933,397 representing a decrease of $27,857 or 1.4%, compared to selling and marketing expense of $1,961,254 for the quarter ended April 30, 2008. The decrease in selling and marketing for the three months ended April 30, 2009 is primarily due to a decrease in employee payroll and employee related expenses and the termination of the Company’s public relations firm as the Company underwent a cost reduction initiative in November 2008. The decrease in selling and marketing expense for the nine months ended April 30, 2009 compared to the nine months ended April 30, 2008 was offset by increased expenses for customer visitations, and other marketing initiatives such as lead generation programs and website enhancements.

General and administrative expense for the quarter ended April 30, 2009 amounted to $797,826, representing an increase of $316,461 or 65.7% compared to $481,365 in general and administrative expense for the quarter ended April 30, 2008. General and administrative expense for the nine months ended April 30, 2009 amounted to $2,789,021, representing an increase of $569,709 or 25.7% compared to $2,219,312 in general and administrative expense for the nine months ended April 30, 2008. The increase in general and administrative expense for the three and nine months ended April 30, 2009 is primarily due to an increase in consulting services related to strategic assistance provided in the areas of product management, development and other strategic initiatives, , an increase in discretionary compensation as certain senior management objectives were met, an increase in stock based compensation related to the fair value of vested stock options, offset by a decrease in bad debt expense for sales written off in the prior year. Additionally, in the quarter ended April 30, 2008, general and administrative expenses were favorably impacted by the reversal of a bad debt write off which was fully collected.  For the nine months ended April 30, 2009, the Company also experienced an increase in professional fees relating to costs associated with the Red Oak matter described below and other general corporate compliance and governance matters.

The Company reported a net loss of $350,563 and a net loss of $219,984 for the three months ended April 30, 2009 and 2008, respectively and a net loss of $849,902 and a net loss of $1,115,686 for the nine months ended April 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

At April 30, 2009, the Company had a cash and cash equivalent balance of $812,475.

Operating activities used cash of $157,450 for the nine months ended April 30, 2009.  This resulted from the net loss of $849,902 and a decrease in deferred revenues of $1,143,852 primarily related to the recognition of deferred maintenance revenue as a result of the Secur-Line Agreement with Beta America  offset by non-cash charges for depreciation and amortization of $1,285,878 and stock based compensation of $192,399 and a decreases in trade accounts receivable of 243,179 principally related to the collection of a fiscal 2008 software license sale to a U.S. government agency.

Investing activities used cash of $1,432,110 for the nine months ended April 30, 2009 primarily for costs associated with the development of the Company's software products and the purchases of property and equipment.

Financing activities provided cash of $63,700 from the exercise of stock options.

The Company maintained its line of credit for $1,000,000 with a bank. The interest rate was variable based on the bank’s prime rate. The line of credit was collateralized by accounts receivable of the Company and originally expired November 24, 2008; however, the Company had extended this line of credit until February 24, 2009.  The bank has not renewed such line of credit; however, the Company is seeking alternative sources of financing.

During fiscal 2009, the Company embarked on strategic initiatives including but not limited to, (i) transforming our sales model with enhanced focus on our Channels organization, (ii) consolidating product lines for improved efficiency and (iii) innovating new collaborative product offerings for the managed file transfer market. Such initiatives required cash investments and management effort.   Operationally, our performance has been negatively affected by the general economic slowdown. Some of our new prospects have delayed or reduced technology purchases and some of our existing customers have been paying their maintenance invoices with extended payment terms. We have also had a number of canceled maintenance contracts, most of which have been from our older legacy product suites.  Collectively, these factors have caused our cash position to decline over the last nine months. In response, Proginet has reduced operating expenses in recent quarters and expects to continue to monitor such expenses closely.  However, if the Company does not generate sufficient cash flow from operations to meet the Company’s operating cash requirements, the Company will need to obtain other sources of capital to help fund its operations, which may or may not be available to the Company at favorable terms, it at all.  The Company is exploring various capital raising initiatives so as to  bolster its cash reserves given the uncertainty of the current business climate.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Note Relating to Shareholder Claim

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

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The information included under the caption “Note Relating to Shareholder Claim” in Item 2.  Management's Discussion and Analysis above is incorporated herein by this reference.

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

PROGINET CORPORATION
(Registrant)

Date June 1, 2009	/s/ Sandison Weil
Sandison Weil, President and
Chief Executive Officer

Date June 1, 2009	/s/ Debra A. DiMaria
Debra A. DiMaria
Chief Financial and Accounting Officer