Form 10-K
period 2009-07-31
PROGINET CORP
filed 2009-09-28
CIK 934868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______
Commission file number 000-30151

Proginet Corporation
(Exact name of registrant as specified in its charter)

Delaware	11-3264929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Garden City Plaza, Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number   (516) 535-3600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ___              No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___              No    X

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X               No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___              No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ____                                                                           Accelerated filer  ___

Non-accelerated filer  ____                                                                            Smaller reporting company      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___              No    X

The aggregate market value of the voting stock (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the registrant as of January 31, 2009 was approximately $4,767,026.  All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 16,683,573 shares of Common Stock outstanding at September 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K is incorporated by reference from the Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

  i

Part I

Item 1.    Business

This Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those expressed in forward-looking statements. See—"Item 1A - Risk Factors".

Proginet Corporation ("Proginet" or the "Company") offers a multi-platform software solution for fast, inexpensive and secure file transfers both inside and outside the enterprise. Proginet’s flagship solution, CyberFusion Integration Suite (CFI) ®, is used by companies of all sizes to conduct business more efficiently while protecting customer data and limiting the risks associated with sharing proprietary information with partners and colleagues around the globe. The Company also offers Slingshot, an innovative solution for e-mail attachment management.  The Company sells its products world-wide through its direct sales force and channel partnerships (value-added resellers (VARs), Original Equipment Manufacturers (OEMs), and distributors).

With over 20 years of experience in the managed file transfer arena, Proginet has built a customer base of more than 400 companies spanning 30 countries. Headquartered in New York, the Company is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol PRGF.OB. For more information, visit www.proginet.com.  Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

General Development of the Business

Proginet was incorporated in New York in 1986 as the Teleprocessing Connection, Inc. and changed its name in 1990 to Proginet Corporation. In 1994, Proginet incorporated in Delaware, and then became a public company by listing on the Vancouver Stock Exchange (which subsequently merged with the Canadian TSX exchange) in 1995. In September 2000, Proginet common stock began to be quoted on the OTC Bulletin Board under the symbol PRGF.OB. In 2003, the Company delisted itself from the Canadian TSX exchange. The Company's major product offerings are the result of internal development of software. Proginet has supplemented its offerings by completing six acquisitions between 1994 and 2009, including product acquisitions from Novell, Microsoft, KnowledgNet, SureFire, Blockade and Beta Systems Software AG.  The Company has also recently partnered with several technology vendors to provide enhanced capabilities, including but not limited to acceleration and archiving, for its major file transfer product line.

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

CFI has been developed specifically to address these key drivers. The following section provides a high-level overview of CFI and its components:

CyberFusion Integration Suite™: CFI is a totally integrated advanced managed file transfer solution that provides a single point of control for all file-transfer activity inside and outside an extended enterprise. A multi-platform solution that serves the mainframe world and all major distributed platforms, CFI enables organizations to conduct all enterprise file transfers securely and efficiently with internal departments, suppliers, business partners, and customers, and to integrate with a broad range of B2B applications in support of end-to-end processing. In the summer of 2008, Proginet entered into an agreement with RocketStream, a subsidiary of Voyant International Corporation, and a leading provider of data transfer acceleration software, which is exclusive as to a certain industry sector, whereby Proginet has embedded RocketStream’s technology for data transfer acceleration into CFI. Proginet believes this will prove to be a major differentiator for the Company. Initial testing of the combined solution between the US and Asia have revealed speeds that are 15 to 50 times faster than traditional FTP. The accelerated version of CFI was generally available for purchase in April 2009.

From a conceptual level, CFI is comprised of four major integrated components, as detailed below:

CFI Command Center: Command Center provides a single point of control to manage all enterprise file transfers – inside and outside the enterprise, and across all major platforms. Command Center's web-based interface provides a single view of all file transfer activity, including server management, user profiles, alerts, status reporting, and audit logging. Command Center easily monitors the incoming and outbound file transfers of a company and the company's business partners.

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

CFI Commerce Server: Commerce Server is a fully-featured electronic data interchange (EDI) integration solution for B2B data exchange and is appropriate for a range of vertical industries including healthcare, retail, manufacturing, and financial services. Commerce Server supports EDI, the standard data format for exchanging business data, and provides full transaction mapping, transformation, and auditing functionality. In conjunction with CFI's Internet Server, Commerce Server supports Internet EDI, enabling organizations to eliminate the high costs of value-added networks (VANs) and leased lines. Companies using Commerce Server for Internet EDI can integrate suppliers and trading partners seamlessly over the Internet, with zero transaction cost.

RocketStream™: In addition to leveraging RocketStream acceleration within CFI, Proginet is also reselling RocketStream as a standalone solution. The stand alone RocketStream software suite is a file transfer acceleration solution that overcomes the harmful effects of network latency on IP data throughput. The solution is sold by Proginet under a reseller agreement with RocketStream. RocketStream is as easy to use as an FTP client but is exponentially faster. Available in client/server and peer-to-peer configurations, RocketStream provides features such as job scheduling, hot folders, synchronization, and mirroring – in a user-friendly interface.

Harbor Products

In October 2008, Proginet acquired all of the intellectual property rights of the Harbor NSM and Harbor HFT (collectively, the “Harbor Products”) products from Beta Systems Software AG. The Harbor Products offer multi-platform network storage management and file transfer capabilities that enable organizations to optimize their IT operations with high speed, fiber channel communications. The acquisition of the Harbor Products allows Proginet to round out their high-end secure file transfer portfolio by adding fiber channel, ultra high speed communications to the CFI Suite.  For a description of our acquisition of the Harbor Products and related transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Corporate Developments”.   The Company continues to market the existing products that were acquired in October 2008.

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

CFI Edge Server™:  CFI Edge Server is a new appliance-based proxy server that provides a secure gateway for bi-directional communications between enterprise file transfer systems and external business partners and systems. Edge Server is the only secure file transfer gateway appliance that works with any file transfer system to facilitate secure data transfer across the Demilitarized Zone or DMZ and directly into an organization’s corporate network (a DMZ is a firewall protected “neutral zone” between a company’s private network and the external public network and is designed to prevent external parties from direct access to internal corporate systems). Edge Server resides within the DMZ and enables enterprises to safely house their file servers and all associated data inside the corporate network (away from the less secure edge of the network). By deploying Edge Server as their file transfer gateway, companies can ensure that data is never written to or stored in the DMZ, thereby eliminating a key point of corporate vulnerability. Edge Server is delivered as a ready-to-install network hardware appliance for quick and easy deployment in any technology environment.

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

Slingshot™:  Slingshot is an enterprise solution that solves the major challenges of e-mail attachments and how they are handled. Slingshot integrates seamlessly with enterprise e-mail systems (as a plug-in to Microsoft Outlook), as well as through a standard web browser, so that business users can easily share and transfer files of any size – outside of the traditional confines of the e-mail system. Target customers include organizations of any size with a requirement to eliminate common problems related to e-mail attachments: file-size limitations, storage capacity (the mail store), security, and audit. Proginet has also developed Slingshot Vault which is an appliance-based version of the solution with additional archiving capabilities.

Product Category: Legacy Solutions

Proginet maintains a portfolio of legacy products that are used at leading corporations worldwide. These products include file transfer and middleware solutions that have a positive impact on Proginet's revenue stream, but are no longer actively promoted in the marketplace. Existing customers of these products receive technical support from Proginet.

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

The driving force behind Proginet’s strategy is the absolute dedication and commitment to fully utilize Proginet’s expertise, background, and core competencies in the critical area of data movement and control. These competencies have resulted in Proginet’s product development architecture, which is focused on critical aspects of data transfer and management. This development architecture is an evolutionary approach to integrate all of the methods of data communications under one comprehensive architecture umbrella. The core product under which this development is taking place is CyberFusion Integration Suite (CFI).

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

One of the key components of the CFI Suite is the CFI Command Center, a central control capability that serves as the central hub for the synchronization and coordination of all activities of the other CFI components that are deployed on network servers throughout the enterprise. A key product development strategy is to incorporate more types of data flows under the umbrella of the Command Center. This includes CFI Commerce Server, which provides the capability to incorporate and control all EDI based files within the CFI Suite. Proginet has also introduced Slingshot to provide a superior method of handling e-mail attachments to solve the growing problems of attachment size and space requirements in e-mail systems. By incorporating these components within CFI, customers will benefit from all of the control, security, and auditing capabilities standard to the CFI suite.

Proginet's CFI technology follows a logically designed “road map” and provides a master control system to secure and protect movement of, enterprise data – anywhere, anytime and anyhow – with industry standards for compliance and control. CFI also complies with Service Oriented Architecture (SOA) standards, which allows for CFI to be utilized as set of integrated services within the SOA structure of any sized corporation. As more and more companies adopt SOA architecture, this will serve as a strong differentiator between CFI and other products.

For clients looking to adopt our technology enterprise-wide, Proginet provides a logical and orderly migration path – an evolutionary approach – to building and managing a total infrastructure for data movement. We also define the deployment strategies and phases of deployment required to achieve a secure data-integration environment.

Market Strategy: Proginet's market strategy depends on the Company's successful development and deployment of its products. With success in research and development, the strategy is then driven by three major components of the strategic plan: direct sales, channel partnerships, and technology alliances. A significant aspect of the market strategy is recognizing the importance of understanding that the needs of the marketplace are fluid and dynamic. The emphasis, the order of priority, and the commitment of resources, must be adjusted to maximize performance and capitalize on the most significant opportunities.

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

The indirect channel strategy is focused on the partners that satisfy Proginet's core objectives. The indirect channel will continue to be Proginet’s prime strategy for growth.  The international channel partnerships’ were further enhanced by Beta Systems, who is the exclusive distributor for Proginet’s CFI Suite and Harbor Products in Europe and certain other countries.  On the domestic side, Proginet has expanded its OEM/Channel partnerships with the addition of Attachmate Corporation and Software AG in February 2009.  Attachmate will initially resell CFI in North America with the goal of integrating CFI more comprehensively into Attachmate’s portfolio of secure file transfer solutions. Software AG added CFI to its solutions portfolio with webMethods Active Transfer.  This relationship brings managed file transfer technology into Software AG’s SOA based webMethods Suite.  Most recently in late July 2009, Proginet announced an OEM relationship with Inovis. Inovis partnered with Proginet to provide more managed file transfer solutions to its customers by adding four capabilities to the Inovis MFT platform, including a cross-platform server, an Internet server, Outlook e-mail attachment support and a faster than FTP file accelerator. With a focus on leveraging the expertise and strength of each OEM/Channel partner in their respective verticals and geographies, Proginet is strengthening its ability to penetrate these markets.

Technology alliances will continue to be a core part of our overall product strategy. These alliances, such as with RocketStream, LogiSense, Intradyn, and others, enable Proginet to either innovate quickly or improve sales growth in the marketplace.

Sales and Marketing

Proginet’s sales strategy is comprised of three sales models: (i) direct sales, (ii) indirect sales through VARs/Distributors and (iii) sales through OEM Partners, which are strategic alliances with companies who integrate Proginet’s IP with their technology and sell the combined product(s).

The direct sales model includes a direct telemarketing and sales force comprised of Proginet employees. This group was significantly revamped during the fourth quarter of fiscal 2009, and additional sales representatives have been added. The direct sales model covers the entire sales cycle from lead generation through a proof-of-concept (POC) evaluation process, to the signing of a software license agreement. Proginet estimates that the “typical” sales cycle averages about 90 days for smaller sales, and up to 150 days or more for larger sales, and that the Company closes the sale in approximately thirty five (35) percent of POCs started.

The indirect sales model is built on the premise that presence and knowledge in local markets is paramount to establishing necessary business relationships and closing sales. VAR/Distributor partnerships are established in local markets, and Proginet commits significant resources to train and support them to sell Proginet software in their countries. The distributors’ role is to act as agents, make the marketplace aware of Proginet’s technology and explain how the technology can be used in their business environments. Proginet supports the distributors with assistance and support, customer installations, and training whenever necessary. Distributors are typically compensated at a commission rate of 40% to 50% of the license revenue generated based upon their level of effort, resources assigned, and commitment to closing sales. In addition, Proginet’s VAR relationships leverage the sales and marketing facilities of these entities to promote Proginet products through the VAR networks. Similar to a distributor partnership, VARs are trained extensively in Proginet’s software. However customer support and maintenance is generally preformed by Proginet. As such, VARs are compensated at a commission rate of 25% to 40% of the license revenue generated.

The OEM sales model is based on the ability of an outside software company with complementary technology to sell, install and support Proginet’s technology. These OEMs incorporate Proginet’s technology to provide services to other customers. The OEM arrangements include a royalty structure that is tiered based on volumes and commitments. It may also include specific fixed pricing for the number of “users” for which the product is licensed.

All of Proginet’s sales are dependent on visibility in the marketplace and the market's acceptance of Proginet’s products. As such, the relationships with technology partners such as IBM, Microsoft, HP and others, as well as with industry analysts, most notably Gartner, gives Proginet greater visibility, which will continue to benefit both the direct and indirect sales model. Such visibility is often provided via coverage on these companies' web sites, and in reports published by them. In both models, while there is no contractual obligation for web site or other coverage, such visibility provides leads and references to prospective customers who could benefit from Proginet’s products and their integration into our partner’s technology. The Company, however, does not maintain statistics on the amount of revenue attributable to such leads.

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

Marketing communications involves a comprehensive program to deliver Proginet’s message to identified audiences. These methods include public relations and press coverage, developing industry analyst relationships, trade show attendance, industry conference participation, targeted e-mail and direct mail campaigns, and communication through our corporate web site.

Proginet's web site plays a critical role in our sales lead generation program. During 2009, the Company completed a web site redesign, enhancing the structure, content, and positioning of our corporate site in line with new corporate positioning and recognized best practices. The Company has also added e-commerce functionality to its web site with a web store which has recently been launched.  Search engine optimization will also be a key area of focus for the Company.

Customers

Proginet has established a worldwide customer base of companies or organizations in 30 countries. These customers are engaged in financial services, insurance, healthcare, telecommunications, government, and many other vertical industries. In fiscal 2009, two customers represented 35% of total revenues.  In fiscal 2008, no customer represented 10% or more of total revenues.

Suppliers

Proginet is not reliant on any particular supplier for any of its operating needs. Any products required can be purchased from a number of sources.

Competition

The enterprise software space in which Proginet operates is highly competitive. Many of our competitors, including IBM, Computer Associates, Sterling Commerce (an AT&T company), Axway, GlobalSCAPE and Ipswitch, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Some of our competitors may devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. If our competitors are able to offer products and services on more favorable terms, we may experience reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure stockholders or other parties that we will compete successfully against our current and future competitors. Competitive pressures created by any one of our competitors, or by our competitors collectively, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Proprietary Rights

Proginet does not possess any patents.  Proginet relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights.  Proginet has trademarked the names CyberFusion, CyberFusion Integration Suite, CFI, in the United States. These trademarks are considered significant in the protection of the Company's technology.  The Company believes that its source code and its product designs are best protected by the Company’s Employee Confidential Information and Non-Competition Agreements entered into with each of its employees as well as work-for-hire agreements with consultants.

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

Employees

As of July 31, 2009, Proginet had thirty seven full-time salaried employees and one consultant on retainer.  The Company believes its relations with its employees are satisfactory.

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

In 2009, the Company incurred research and development expense of $163,796 and incurred capitalized software development expenditures of $1,465,925.  In 2008, the Company incurred $401,578 in research and development expenses and $1,472,792 in capitalized software expenditures.  It is the sum of these two costs that represents the investment in new technology offered to the marketplace.

Item 1A. Risk Factors

An investment in shares of our stock involves various risks.  Before deciding to invest in our stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including any items included as exhibits.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely.  The value or market price of our stock could decline due to any of these risks, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

We may have difficulty in executing our business operations.

Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	maintaining a strong balance sheet and positive or neutral cash flow;

•	retaining and hiring, as required, the appropriate number of qualified employees;

•	growing our international sales;

•	building an adequate pipeline of prospective sales;

•	accurately forecasting revenues;

•	training our sales force and channel partners, particularly its newer members, to sell more products and services;

•	developing products with strong market appeal;

•	controlling expenses, particularly sales, product development, and general and administrative expenses;

•	managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems and internal controls; and

•	successfully executing our strategic plans.

An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

If we have elected an ineffective strategy, or do not execute an effective strategy well, our business could be harmed.

Our objective is to leverage and expand our core products to be a leading provider of such technology in the MFT market space. We have developed a strategic and operating plan based on what we believe to be critical success factors for growing our business in MFT solutions. The plan includes key initiatives such as: continuing to build our direct and channel sales model and leveraging these partnerships to reach more customers and vertical industries, maximizing our marketing efforts and developing innovative products which are focused in the MFT space. If the strategy we have elected to pursue turns out to be ineffective, it could significantly limit our ability to compete successfully against current and future competitors and otherwise negatively impact our business.

If, on the other hand, we have elected to pursue an effective strategy, but we do not execute our strategy well by optimizing our methods of producing, marketing, and selling our products, it could significantly limit our ability to compete successfully against current and future competitors and otherwise negatively impact our business.

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

We may incur losses as we attempt to expand our business.

If business conditions improve we may expand our business and as a result would be required to expend significant additional resources on developing our sales force, developing a more robust reseller program, research and development, marketing and product development.  If we fail to successfully develop and market new products or improve our direct and channel sales results, we may not be able to achieve the growth and profitability intended by the expansion despite the expenditure of significant resources.

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

Products and services provided to our international customers accounted for 34.5%, and 27.6% of our revenues for 2009 and 2008, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Our revenues depend upon key alliances.

We currently have four key alliances and other resellers worldwide and may continue to enter into and discontinue contractual strategic alliances.  Our revenues in the past have depended and in the future will continue to depend, in part, on these relationships.  We cannot assure you that any of these alliances will develop successfully, if at all, or that these alliances will generate revenues or earnings for us.  If we fail to manage these relationships successfully, or if our alliances or partners fail to perform as we expect, we could suffer substantial losses in sales and customers. Any such losses would have a material adverse effect on our business, results of operations and financial condition.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenue, than we anticipate. Our research and development costs were $1,629,721, or 17.5% of our total revenues in 2009, and $1,874,370, or 24.8% of our total revenues in 2008. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

Open source commonly refers to third party software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license.  Open source software is typically licensed for use for little or no charge, but in some cases imposes on the user of the open source software certain requirements to license to others both the open software as well as the software that relates to, or interacts with, the open source software.  We use open source software in some of our products and may continue to do so in the future.  In particular, we use and rely on open source software for the encryption features in our CyberFusion products.  Our use and reliance on open source software may impose limitations on our ability to commercialize our products and/or technologies incorporating open source software because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products (including the obligation to make our software available to the public); competitors may have improved access to information that may help them develop competitive products; open source software cannot be protected under trade secret law; it may be difficult for us to accurately determine the developers of the open source code and whether the open source software we use infringes third party intellectual property rights and, consequently, may subject us to intellectual property infringement or misappropriation litigation relating to our use of open source software in our products.  In addition, open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors.   Claims of infringement or misappropriation against us could be costly for us to defend, divert the efforts of our technical and management personnel and could require us to seek to obtain licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of any or all of our products in the event re-engineering cannot be accomplished on a timely basis.  If this occurs, our business, customer relationships, financial condition and operating results could be materially harmed.

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

If business conditions improve we may attempt to expand our business.  To implement any such expansion, we may require additional financing.  We cannot assure you that we will successfully negotiate or obtain additional financing, or that we will obtain financing on terms favorable or acceptable to us.  Our ability to obtain additional capital depends on market conditions, the national economy and other factors outside of our control.  If we do not obtain adequate financing or such financing is not available on acceptable terms, our ability to finance any expansion of our business or to develop or enhance services or products would be limited significantly.

Our stock is quoted on the Over-The-Counter Bulletin Board, and may be subject to volatility.

In 2000, our common stock began to be quoted on the OTC Bulletin Board.  Trading on the OTCBB may decrease the number of investors willing to trade in our common stock as opposed to stock which trades on established exchanges such as the New York Stock Exchange, American Stock Exchange or NASDAQ Stock Market, and therefore could decrease the liquidity and trading volume of our common stock and reduce the number of market makers willing to trade in our stock, making it likely that wider fluctuations in the quoted price of our common stock would occur.  As a result, there is a risk that stockholders will not be able to obtain price quotes that reflect the actual value of our common stock.  Increases in the volatility of our common stock due to the decreased number of individuals willing to trade in it could also make it more difficult to pledge the common stock as collateral, if a stockholder sought to do so, because a lender might be unable to accurately value the common stock.

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

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Compliance with these obligations requires significant time and resources from our management and increases our legal, insurance and financial compliance costs. It is also time consuming and costly for us to develop and implement the internal controls and reporting procedures required by Section 404 of the Sarbanes-Oxley Act.  Section 404 of the Sarbanes-Oxley Act requires us to establish and maintain internal control over financial reporting, to document and test the effectiveness of our internal control over financial reporting in accordance with an established control framework and to report, as of the end of our fiscal year, on our management’s conclusion as to the effectiveness of these internal controls over financial reporting.  We will also be required to have an independent registered public accounting firm express an opinion on the effectiveness of such controls for the fiscal year ending July 31, 2010 and subsequent years.

In the future, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. If we cannot continue to favorably assess the effectiveness of our internal controls over financial reporting, investor confidence and our stock price could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties

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

Item 3. Legal Proceedings

In early April 2008, we received a letter from Red Oak Partners, LLC (“Red Oak”), which acquired shares of our common stock in a tender offer completed in August 2007, alleging that it was damaged because the directors and management of Proginet made misrepresentations and/or breached their fiduciary duties to Red Oak, Proginet’s stockholders and the investing public with respect to (i) representations concerning the existence of contractually committed orders and future financial performance; (ii) severance  arrangements made with Proginet’s former CEO and (iii) a claim with respect to Proginet’s having procured directors and officers insurance from a relative of Proginet’s former CEO.    On March 4th,, 2009, Red Oak notified Proginet that it had determined to discontinue pursuing the previously asserted allegations against Proginet. No payment was made to either Proginet or Red Oak in connection with this matter

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In September 2000, Proginet common stock began to be quoted on the OTC Bulletin Board under the symbol PRGF.OB.  The following table shows the high and low closing sales price in U.S. dollars, of Proginet’s common stock on the OTCBB for each quarter within the last two fiscal years:

Quarter Ended	High	Low
July 31, 2009	$.65	$.35
April 30, 2009	$.58	$.31
January 31, 2009	$.72	$.30
October 31, 2008	$.75	$.30
July 31, 2008	$1.00	$.70
April 30, 2008	$1.25	$.85
January 31, 2008	$1.65	$1.22
October 31, 2007	$1.81	$1.45

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides information as of July 31, 2009, with respect to the shares of common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,481,235	$.74	2,013,577

Equity compensation plans not approved by security holders	-	-	-

Total	3,481,235	$.74	2,013,577

Recent Sales of Unregistered Securities

On August 5, 2009, an accredited investor purchased 161,291 shares of Common Stock, $0.001 par value per share, at a price of $0.31 per share, for $50,000 in cash.

Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") for the transaction described above is claimed under Section 4(2) of the Act, and Rule 506 promulgated thereunder.  The exemption was established by the representation of such investor as to his status as an accredited investor, that he was purchasing the securities for his own account and not with a view to the resale or distribution of any part thereof in violation of the Act and the acknowledgment by such purchaser that resale of the securities may not be made unless registered under the Act, or another exemption is available.  In addition, the securities bear a legend indicating such restrictions on transferability.

The securities issued or issuable in the transactions described above have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 6.    Selected Financial Data

Not Applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.  Certain statements under the captions “Business”, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about the Company’s future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond the Company’s control and include, among others, the risk factors set forth in Item 1A above.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

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

Our revenues are derived from direct sales executives, distributors, VARs and OEM partners.  Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 2% to 15% of the sale, dependent upon the revenue volume generated by the sales executive.  Distributors are typically compensated at a commission rate of 40% to 50% and VARs are compensated at a commission rate of 25% to 40% of the license revenue generated. The rates vary based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

Concentration of Credit Risk Policy

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include money market accounts and government obligations.  As of July 31, 2009 and 2008, the Company does not maintain any such cash equivalent accounts.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company has substantially all of its cash with two financial institutions. Such cash balances, at times, may exceed FDIC limits. To date, the Company has not experienced any losses in such accounts. The Company’s trade receivables represent a broad customer base, and the Company routinely assesses the financial strengths of its customers. As a consequence, concentrations of credit risk are limited.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company assesses the possible impairment of goodwill at least annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carry amount.  Impairment is the condition that exists when the carrying amount of the goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carry value, including goodwill.  The Company determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid to the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the asset.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that, more than likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2009.

Results of Operations

Corporate Developments

On October 31, 2008, Proginet entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, Proginet (i) has transferred to Beta Canada all of its intellectual property rights, and books and records, relating to Proginet’s Secur-Pass products, and (ii) has assigned to Beta America its customer, maintenance and service agreements relating to Proginet’s Secur-Pass products, in exchange for Beta Canada’s transfer to Proginet of all of its intellectual property rights, and Beta America’s transfer to Proginet of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products. Such agreements were transferred on the effective date, however, Beta Canada retained the maintenance and service requirements associated with the Harbor NSM and HFT products, as such, no liability for these agreements was recorded by Proginet. The revenue associated with the customer, maintenance and service agreements of the Secur-Pass products was applied by Beta America as consideration for the Secur-Line License Agreement, discussed below. The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties. The Asset Exchange Agreement was accounted for as a non-monetary exchange of assets in accordance with SFAS 153, “Exchange of Non-Monetary Assets, as amended”. Based on this transaction the Company recognized approximately $1,200,000 of new license revenue during the fiscal year ended July 31, 2009.

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

Proginet has assigned to Beta America, under the Asset Exchange Agreement, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements have been assigned in consideration of certain royalty fees, payable by Beta America to Proginet, based on gross revenue received by Beta America during the license term under such agreements which is recorded at the gross amount received under the customer, maintenance and service agreements in “Maintenance fee and other” in the accompanying Statement of Operations.  Proginet has agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue which is recorded in “Costs of maintenance fees and other” in the accompanying Statement of Operations.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

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
On July 30, 2009, various accredited investors purchased, in a private placement, an aggregate of 1,673,227 shares of our common stock, for a total of $518,700 in gross cash proceeds and on August 5, 2009, an accredited investor purchased 161,291 shares of our common stock for $50,000 in cash.

Fiscal Periods Ended July 31, 2009 and July 31, 2008

Revenues

Total revenues for the year ended July 31, 2009 amounted to $9,296,035, representing an increase of $1,730,850 or 22.9% compared to revenues of $7,565,185 for the year ended July 31, 2008.

Software license revenues for the year ended July 31, 2009 amounted to $4,139,392 representing an increase of $2,803,574 or 209.9%, compared to software license revenues of $1,335,818 for the year ended July 31, 2008.  Software license revenue is sold directly through the Company’s sales executives and indirectly through international distributors, VARs and OEM partners (collectively, “Channels”). Direct sales and Channels sales amounted to $3,113,481 and $1,025,911 for the year ended July 31, 2009, respectively, compared to $803,894 and $531,924 for the year ended July 31, 2008, respectively.  The increase in software license revenue is due to, in approximate order of significance, the Secur-Line License Agreement entered into with Beta, the ratable recognition of revenue in connection with a fiscal 2008 software license sale to a U.S. government agency and the meeting of certain contractual requirements with respect to the implementation of the Master Distribution Agreement with Beta Germany (see additional disclosure under “Corporate Developments”).

Software maintenance fees and other decreased by $1,156,913, or 18.9% to $4,965,504 compared to such fees in fiscal 2008 of $6,122,417.  The decrease in software maintenance fees and other is primarily due to the recognition of deferred maintenance revenue relating to the Secur-Line License Agreement with Beta America during the quarter ended October 31, 2008 and the effect of customer cancellations across the Company’s product lines principally as a result of corporate consolidations and other cost cutting measures implemented during these economic times.

Fees for professional services for the year ended July 31, 2009 amounted to $191,139 compared to fees for professional services of $106,950 for the year ended July 31, 2008, representing an increase of $84,189 or 78.7%.  The Company does not generate significant professional service revenue as resources are utilized for license revenue related activities. Typically, professional services are related to ad-hoc consulting engagements that are provided in response to requests for support from existing customers. Consequently, professional service revenue may vary considerably from period to period.

Operating Expenses

Cost of revenue for software licenses, maintenance fees and other and professional services remained reasonably consistent for the years ended July 31, 2009 and 2008.

Operating expenses decreased to $9,675,782 from $10,147,259 for the years ended July 31, 2009 and July 31, 2008 respectively, a decrease of $471,477 or 4.6%. The change in operating expenses is primarily a result of the following fluctuations:

Commission expense amounted to $865,345 for the year ended July 31, 2009 compared to commission expense of $849,157 for the year ended July 31, 2008, representing an increase of $16,188 or 1.9%.  Commission expense only increased slightly as the software license revenue associated with the Secur-Line License Agreement and the recognition of revenue of fiscal 2008 software license sale to a U.S. government agency was not subject to commissions by a sales executive.

Research and development amounted to $163,796 for the year ended July 31, 2009 compared to $401,578 for the year ended July 31, 2008, representing a decrease of $237,782 or 59.2%.    The decrease in research and development expense is attributable to a decrease in development employee headcount resulting in a decrease in allocated payroll and payroll related costs associated with the Company’s research and development activities.

Selling and marketing expense for the year ended July 31, 2009 amounted to $2,444,995 representing a decrease of $369,633 or 13.1%, compared to selling and marketing expense of $2,814,628 for the year ended July 31, 2008. The decrease in selling and marketing is primarily due to a decrease in employee payroll and employee related expenses, termination of the Company’s public relations firm as the Company underwent a cost reduction initiative in November 2008 and decreases in other marketing initiatives such as trade show and conference attendance and sales related travel offset by additional costs incurred for the Company’s new website.

Severance expense for the year end July 31, 2009 amounted to $70,897 compared to $551,053 for the year ended July 31, 2008, a decrease of $480,156 or 87.1%. As noted above, the Company underwent cost reduction initiatives in fiscal 2009, which included the termination of certain non-executive employees companywide and such severance did not exceed three months of compensation, bonuses and other related benefits. In fiscal 2008, severance expense represented payments to certain executives as described below.  On July 23, 2008, Kevin M. Kelly, then President and Chief Executive Officer of Proginet, and a member of the Company’s Board of Directors, notified the Company that he intended to resign from all of his positions, effective July 31, 2008.  Mr. Kelly and Proginet acknowledged that Mr. Kelly’s resignation constituted a “Termination for Good Reason” under Mr. Kelly’s employment agreement, and that, as a result, Mr. Kelly was entitled to severance payments.  Pursuant to Mr. Kelly’s employment agreement and separation agreement, Mr. Kelly will receive (a) a continuation of annual base salary of $237,360 for a period of 18 months, payable semi-monthly in 36 installments according to the Company’s regular payroll practice; (b)  a payment representing bonus of $51,750, which is equal to 150% of the highest annual bonus paid to Mr. Kelly during fiscal years 2005, 2006 and 2007, payable semi-monthly in 36 installments according to the Company’s regular payroll practice; (c) continued participation from August 1, 2008 to January 31, 2010, in the Company’s group health and insurance plan, 401(k)plan and any other benefit plans or programs in which Mr. Kelly was enrolled on the effective date of his resignation; provided that, recognizing that Mr. Kelly is not entitled to participate under such plan following his resignation, the Company will provide to Mr. Kelly 36 semi-monthly payments of $678, with respect to Mr. Kelly’s entitlement to the Company’s matching contribution under the Company’s 401(k) plan and the tax benefit of his maximum contribution; (d) a payment of $5,478, equal to six days of accrued vacation time as of July 31, 2008 (which was paid on August 22, 2008); and (e) a continued monthly automobile allowance of $612 for the period from August 1, 2008 until January 31, 2010, amounting to a total of $11,016.  Mr. Kelly waived his right to executive job placement counseling at the Company’s expense up to a maximum period of 12 months.

On July 28, 2008, Arne Johnson, Senior Vice President of Strategic Planning and Marketing of the Company, notified the Company that he intended to resign from his position, effective July 31, 2008.  Mr. Johnson received (a) a continuation of annual base compensation of $167,700 for a period of six months, and (b) a continuation for a period of six months of his participation in the Company’s group health and insurance plans and 401(k) plan and any other benefit plans or programs of the Company.

Severance expense is summarized as follows:
	For the Year Ended July 31
	2009	2008
Base compensations	$52,794	$439,890
Bonus compensations	13,847	51,750
Group health and insurance plans	2,256	34,534
Other	2,000	24,879
Total severance expense	70,897	551,053

General and administrative expense for the year ended July 31, 2009 amounted to $3,384,160, representing an increase of $488,613 or 16.9% compared to $2,895,547 in general and administrative expense for the year ended July 31, 2008.  The increase in general and administrative expense is primarily due to an increase in consulting services of $312,285 related to strategic assistance provided in the areas of product management, development and other strategic initiatives, an increase in discretionary compensation of $180,899 as certain senior management objectives were met, an increase in stock based compensation of $232,701 related to the fair value of vested stock options and an increase in professional fees of $150,744 relating to costs associated with the Red Oak matter and other general corporate governance matters, offset by a decrease in bad debt expense of $192,466 for sales written off in the prior year and a decrease in employee payroll and employee related expenses and other overhead costs of $113,287 due to the cost reduction initiatives by the Company during fiscal 2009.

The Company reported a net loss of $369,818 for 2009 compared to a net loss of $2,479,738 for 2008.

Liquidity and Capital Resources

At July 31, 2009, the Company had a cash balance of $1,106,349.

Operating activities used cash of $55,197 for the fiscal year ended July 31, 2009.  This resulted from a net loss of $369,818, a decrease in deferred revenue of $1,142,199 primarily related to the recognition of deferred maintenance revenue as a result of the Secur-Line License Agreement with Beta, an increase in accounts receivable principally due to the minimum annual revenue commitment arising from the Master Distribution Agreement with Beta offset by non-cash charges for depreciation and amortization of $1,694,849 and stock based compensation of $232,701 relating to the expense associated with vested stock options during fiscal 2009.

Investing activities used cash of $1,716,968 for the fiscal year ended July 31, 2009 primarily for costs associated with the development of the Company’s software products and the purchase of property and equipment.

Financing activities provided cash of $540,179 primarily from proceeds of the Company’s common stock in a private placement in July 2009 and the exercise of stock options.

During fiscal 2009, the Company embarked on strategic initiatives including but not limited to, (i) transforming its sales model with enhanced focus on its Channels organization, (ii) consolidating product lines for improved efficiency and (iii) innovating new collaborative product offerings for the managed file transfer market. Such initiatives required cash investments and management effort.  Operationally, our performance has been negatively affected by the general economic slowdown. Some of our new prospects have delayed or reduced technology purchases and some of our existing customers have been slower in paying their maintenance invoices. We have also had a number of canceled maintenance contracts, most of which have been from our older legacy product suites.  Collectively, these factors have caused our cash position to decline over the last fiscal year. In response, Proginet has reduced operating expenses in recent quarters and expects to continue to monitor such expenses closely.  On July 30, 2009, various accredited investors purchased, in a private placement, an aggregate of 1,673,227 shares of our common stock, for a total of $518,700 in gross cash proceeds and on August 5, 2009, an accredited investor purchased 161,291 shares of our common stock for $50,000 in cash.  The Company’s cash position has improved somewhat since the third quarter as a result of the July 2009 private placement and some improved sales.  The Company estimates that its existing cash, combined with cash from operations, will be sufficient to fund current operations for at least the next 12 months.  However, if the Company does not generate sufficient cash flow from operations to meet the Company’s operating cash requirements, the Company will need to obtain other sources of capital to help fund its operations, which may or may not be available to the Company at favorable terms, if at all.

On September 25, 2009, the Company entered into an asset based credit facility (the “Credit Agreement”) with Bridge Bank, N.A (the “Lender”). The Credit Agreement provides for advances of up to $800,000 against 80% of eligible accounts receivable.  The finance charge, which is assessed against the amount of receivables financed from time to time, is equal to the greater of 4.00% per annum or Lender’s Prime Rate, as announced, plus 0.64%.  The Company is also required to pay the Lender a monthly maintenance fee equal to between 0.2% and 0.3% of the receivables financed. The credit facility is secured by a general pledge of the Company’s assets. Under the terms of the Credit Agreement, the obligors on the accounts receivable are to pay Lender directly through a lock box arrangement.  If the amount advanced is not paid by the obligors within 90 days of the earlier of the advance or invoice date, the Company is required to pay the amount.

The Credit Agreement includes usual and customary events of default for facilities of this nature and provides that, upon the occurrence of an event of default, all amounts payable under the Credit Agreement may be accelerated.  The Credit Agreement also restricts the Company’s ability to incur other indebtedness, other than payables in the ordinary course of business.  Either party can terminate the Credit Agreement at any time, with a required payment of $10,000 if terminated by the Company in the first year after the date of execution.  The Company is also required to pay a variety of fees aggregating approximately $35,000 in connection with entering into the facility.

Tabular Disclosure of Contractual Obligations

The following table lists the Company’s cash contractual obligations as of July 31, 2009:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$1,211,381	$330,235	$613,226,	$267,920	$-

(1) The Company leases office space in Garden City, New York and Toronto, Ontario and leases certain computer equipment for technical support efforts and administrative purposes.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007). “Business Combinations (“FAS 141R”). FAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent considerations, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under FAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. FAS 141R is required to be applied prospectively to business combinations for which the acquisitions date is on or after January 1, 2009.

In February 2007 the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The adoption of FAS 157 had no impact on the Company’s financial statements.

In February 2009, the FASB issued FSP FAS 157-2, Effective date of FASB Statement No. 157, which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amends the scope of FAS 157. This accounting pronouncement is not expected to impact the Company’s financial statements.

In the fourth quarter of 2009, the Company adopted Financial Accounting Standards No. 165, Subsequent Events (FAS 165).  FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheets date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See “Principles of consolidation and basis of presentation” included in “Note 1 – The Company and Summary of Significant Accounting Policies” for the related disclosure.  The adoption of FAS 165 did not have a material impact on our consolidated financial statements.

Resolved Stockholder Claim

In early April 2008, we received a letter from Red Oak Partners, LLC, which acquired shares of our common stock in a tender offer completed in August 2007, alleging that it was damaged because the directors and management of Proginet made misrepresentations and/or breached their fiduciary duties to Red Oak, Proginet’s stockholders and the investing public with respect to (i) representations concerning the existence of contractually committed orders and future financial performance; (ii) severance  arrangements made with Proginet’s former CEO and (iii) a claim with respect to Proginet’s having procured directors and officers insurance from a relative of Proginet’s former CEO.  On March 4, 2009, Red Oak notified Proginet that it had determined to discontinue pursuing the previously asserted allegations against Proginet. No payment was made to either Proginet or Red Oak in connection with this matter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Proginet Corporation

We have audited the accompanying balance sheets of Proginet Corporation as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proginet Corporation at July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the  years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Melville, New York
September 28, 2009

PROGINET CORPORATION
Balance Sheets
July 31
Assets	2009	2008

Current assets
Cash	$1,106,349	$2,338,335
Trade accounts receivable, net	2,366,174	1,816,388
Prepaid expenses	207,050	262,396
Total current assets	3,679,573	4,417,119

Property and equipment, net	323,478	181,226
Capitalized software development costs, net	4,080,434	3,660,387
Purchased software, net	133,198	433,558
Customer relationships, net	106,350	346,170
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$8,494,835	$9,210,262

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$395,835	$170,557
Accrued expenses	865,819	1,054,836
Deferred revenues	2,804,438	3,942,590
Deferred rent	23,900	14,054
Total current liabilities	4,089,992	5,182,037

Other long-term liabilities, excluding current portion	-	148,497
Deferred revenues	64,919	68,966
Deferred rent	123,938	147,838
	4,278,849	5,547,338

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized,
17,847,508 shares issued at July 31, 2009 and 16,049,281 at July 31, 2008	17,848	16,050
Additional paid-in capital	13,799,030	12,877,948
Treasury stock 1,325,226, at cost, at July 31, 2009 and 2008	(606,023)	(606,023)
Accumulated deficit	(8,994,869)	(8,625,051)
Total stockholders’ equity	4,215,986	3,662,924

	$8,494,835	$9,210,262

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations

	Year ended July 31,
	2009	2008
Revenues
Software licenses	$4,139,392	$1,335,818
Software maintenance fees and other	4,965,504	6,122,417
Professional services	191,139	106,950
	9,296,035	7,565,185

Operating Expenses
Costs of software licenses	1,614,859	1,556,842
Costs of maintenance fees and other	1,073,823	1,050,196
Costs of professional services	57,907	28,258
Commissions	865,345	849,157
Research and development	163,796	401,578
Selling and marketing	2,444,995	2,814,628
Severance	70,897	551,053
General and administrative	3,384,160	2,895,547
	9,675,782	10,147,259

Loss from operations	(379,747)	(2,582,074)

Interest income	9,929	102,336

Loss before income taxes	(369,818)	(2,479,738)

Income tax expense	-	-

Net loss	$(369,818)	$(2,479,738)

Basic and diluted loss per common share	$(0.02)	$(0.17)

Weighted average common shares outstanding - basic and diluted	14,843,297	14,689,365

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Stockholders’ Equity
Years ended July 31, 2009 and 2008

			Additional		Accum-
	Common stock		paid- in	Treasury	ulated
	Shares	Amount	capital	stock	deficit	Total

Balance – August 1, 2007	15,873,913	15,874	12,851,039	(606,023)	(6,145,313)	6,115,577

Exercise of common stock options	97,700	98	19,244			19,342

Stock based compensation	77,668	78	7,665			7,743

Net loss					(2,479,738)	(2,479,738)

Balance – July 31, 2008	16,049,281	16,050	12,877,948	(606,023)	(8,625,051)	3,662,924

Exercise of common stock options	125,000	125	63,575			63,700

Registration statement withdrawal			150,000			150,000

Stock based compensation			232,701			232,701

Private placement common stock issuance, net	1,673,227	1,673	474,806			476,479

Net loss					(369,818)	(369,818)

Balance – July 31, 2009	17,847,508	17,848	13,799,030	(606,023)	(8,994,869)	4,215,986

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows

	Year ended July 31,
	2009	2008

Cash flows from operating activities
Net loss	$(369,818)	$(2,479,738)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	1,694,849	1,516,617
Provision for bad debt allowance	-	216,942
Stock based compensation	232,701	7,743
Deferred revenue	(1,142,199)	1,042,308
Deferred rent	(14,054)	(4,541)
Changes in operating assets and liabilities
Trade accounts receivable	(549,786)	(142,013)
Prepaid expenses and other assets	55,346	(184,451)
Accounts payable and accrued expenses	37,764	450,273

Net cash (used in) provided by operating activities	(55,197)	423,140

Cash flows from investing activities
Capitalized software development costs	(1,465,925)	(1,472,792)
Purchase of property and equipment	(251,043)	(71,343)

Net cash used in investing activities	(1,716,968)	(1,544,135)

Cash flows from financing activities
Proceeds from exercise of common stock options	63,700	19,342
Proceeds from private placement, net	476,479	-

Net cash provided by financing activities	540,179	19,342

Net decrease in cash and cash equivalents	(1,231,986)	(1,101,653)

Cash at beginning of the year	2,338,335	3,439,988

Cash at end of the year	$1,106,349	$2,338,335

Supplemental Disclosures of Cash Flow Information
Non-cash financing activity:
Private placement cost fee waiver	$150,000	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(1)           Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Proginet Corporation ("Proginet" or the "Company") offers a universal, multi-platform software solution for fast, inexpensive and secure file transfers both inside and outside the enterprise. Proginet’s flagship solution, CyberFusion Integration Suite (CFI) ®, is used by companies of all sizes to conduct business more efficiently while protecting customer data and limiting the risks associated with sharing proprietary information with partners and colleagues around the globe. The Company also offers Slingshot, an innovative solution for e-mail attachment management.  The Company operates and is managed as one reportable segment.

During fiscal 2009, the Company embarked on strategic initiatives including but not limited to, (i) transforming its sales model with enhanced focus on its Channels organization, (ii) consolidating product lines for improved efficiency and (iii) innovating new collaborative product offerings for the managed file transfer market. Such initiatives required cash investments and management effort.  Operationally, our performance has been negatively affected by the general economic slowdown. Some of our new prospects have delayed or reduced technology purchases and some of our existing customers have been slower in paying their maintenance invoices. We have also had a number of canceled maintenance contracts, most of which have been from our older legacy product suites.  Collectively, these factors have caused our cash position to decline over the last fiscal year. In response, Proginet has reduced operating expenses in recent quarters and expects to continue to monitor such expenses closely.  On July 30, 2009, various accredited investors purchased, in a private placement, an aggregate of 1,673,227 shares of our common stock, for a total of $518,700 in gross cash proceeds and on August 5, 2009 an accredited investor purchased 161,291  shares of our common stock for $50,000 in cash.  The Company’s cash position has improved somewhat since the third quarter as a result of the July 2009 private placement and some improved sales.  The Company estimates that its existing cash, combined with cash from operations, will be sufficient to fund current operations for at least the next 12 months.  However, if the Company does not generate sufficient cash flow from operations to meet the Company’s operating cash requirements, the Company will need to obtain other sources of capital to help fund its operations, which may or may not be available to the Company at favorable terms, if at all.

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

JULY 31, 2009 AND 2008

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

Commission Expense

Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 2% to 15% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% and VARs are compensated at a commission rate of 25% to 40% of the license revenue generated. The rates vary based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for.

Accounts Receivable

The Company continually reviews accounts for collectability and establishes an allowance for doubtful accounts.  As of July 31, 2009 and 2008, there was an allowance for doubtful accounts of $45,000. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions.

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

Income Taxes

Effective August 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of such date, the Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

FIN 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. The Company will include interest and penalties in tax expense if incurred. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the respective quarters.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company assesses the possible impairment of goodwill at least annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carry amount.  Impairment is the condition that exists when the carrying amount of the goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carry value, including goodwill.  The Company determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid to the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the asset.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that, more than likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2009.

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

Amortization commences once a product becomes available for sale to customers.  Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $1,045,878 and $918,393 in fiscal 2009 and 2008, respectively.  Capitalized software development costs were net of accumulated amortization of $4,748,281 and $9,435,093 at July 31, 2009 and 2008, respectively.  Estimated amortization expense for the succeeding five years is $1,101,076 in fiscal 2010, $1,022,228 in fiscal 2011, $832,125 in fiscal 2012, $728,932 in fiscal 2013 and $319,414 in fiscal 2014.   Capitalized software development costs are retired from the balance sheet when fully amortized.  As of July 31, 2009, $5,732,690 of capitalized costs was retired from the balance sheet.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008
Income (Loss) Per Share

Income (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding and diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

The following table sets forth the computation of basic and diluted loss per share:
	Year ended
	July 31,
	2009	2008
Numerator
Net loss	$(369,818)	$(2,479,738)

Denominator
Weighted average number
of common shares (basic)	14,843,297	14,689,365

Effect of dilutive securities:
Stock options	-	-
Warrants	-	-
	-	-
Weighted average number
of common shares (diluted)	14,843,297	14,689,365

Basic and diluted loss per share	$(0.02)	$(0.17)

Potential common shares of 3,481,235 and 2,526,000, at July 31, 2009 and 2008, respectively, issuable upon exercise of stock options and warrants are excluded in computing basic and diluted net loss per share for fiscal 2009 and 2008, as their effects would be anti-dilutive.

Stock Options and Stock Based Compensation

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

The Compensation Committee of the Board of Directors has the authority to issue awards based on performance criteria which awards may then qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. The compensation Committee determines the terms of such options such as number of shares, exercise or purchase price and performance criteria.

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

 Statement of Cash Flows and Liquidity

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at July 31, 2009 and at July 31, 2008.  There were no income taxes paid during the years ended July 31, 2009 and 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007). “Business Combinations (“FAS 141R”). FAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent considerations, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under FAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. FAS 141R is required to be applied prospectively to business combinations for which the acquisitions date is on or after January 1, 2009.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

In February 2007 the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The adoption of FAS 157 had no impact on the Company’s financial statements.

In February 2009, the FASB issued FSP FAS 157-2, Effective date of FASB Statement No. 157, which defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amends the scope of FAS 157. This accounting pronouncement is not expected to impact the Company’s financial statements.

In the fourth quarter of 2009, the Company adopted Financial Accounting Standards No. 165, Subsequent Events (FAS 165).  FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheets date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See “Principles of consolidation and basis of presentation” included in “Note 1 – The Company and Summary of Significant Accounting Policies” for the related disclosure.  The adoption of FAS 165 did not have a material impact on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the date the accompanying financial statements were issued which was September 28, 2009.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008
(2)	Registration Statement Withdrawal

On March 4, 2009, the SEC consented to the withdrawal of Proginet’s   Registration Statement on Form SB-2 as originally filed with the SEC on April 1, 2005.  As all of the relevant securities are now eligible for resale without limitation under rules promulgated by the SEC, Proginet believed there was no further need to have the Registration Statement declared effective.  All holders of securities whose resale was registered pursuant to the Registration Statement have consented to the withdrawal and the waiver of any associated penalties.  Accordingly, the Company reversed the equity cost and the accrual of private placement fees of $150,000 for the year ended July 31, 2009.

(3)	Corporate Developments

On October 31, 2008, Proginet entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, Proginet (i) has transferred to Beta Canada all of its intellectual property rights, and books and records, relating to Proginet’s Secur-Pass products, and (ii) has assigned to Beta America its customer, maintenance and service agreements relating to Proginet’s Secur-Pass products, in exchange for Beta Canada’s transfer to Proginet of all of its intellectual property rights, and Beta America’s transfer to Proginet of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products.  Such agreements were transferred on the effective date, however, Beta Canada retained the maintenance and service requirements associated with the Harbor NSM and HFT products, as such, no liability for these agreements was recorded by Proginet. The revenue associated with the customer, maintenance and service agreements of the Secur-Pass products was applied by Beta America as consideration for the Secur-Line License Agreement, discussed below. The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties. The Asset Exchange Agreement was accounted for as a non-monetary exchange of assets in accordance with SFAS 153, “Exchange of Non-Monetary Assets, as amended”. Based on this transaction the Company recognized approximately $1,200,000 of new license revenue during the fiscal year ended July 31, 2009.

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

Proginet has assigned to Beta America, under the Asset Exchange Agreement, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements have been assigned in consideration of certain royalty fees, payable by Beta America to Proginet, based on gross revenue received by Beta America during the license term under such agreements which is recorded at the gross amount received under the customer, maintenance and service agreements in “Maintenance fee and other” in the accompanying Statement of Operations.  Proginet has agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue which is recorded in “Costs of maintenance fees and other” in the accompanying Statement of Operations.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

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

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(4)           Purchased Software and Customer Relationships

Purchased software and customer relationships include software and customer relationships purchased in a prior year for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $1,368,576 and $1,068,216 at July 31, 2009 and July 31, 2008, respectively. Customer relationships are net of accumulated amortization of $1,092,728 and $852,908 at July 31, 2009 and July 31, 2008, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $300,360 for the years ended July 31, 2009 and 2008. Amortization expense charged to operations for customer relationships is $239,820 for the years ended July 31, 2009 and 2008. Estimated amortization expense for customer relationships and purchased software is $133,198 and $106,350 for fiscal 2010, respectively.

(5)           Property and Equipment

Property and equipment consist of the following at July 31:

	2009	2008
Computer and other equipment	$435,482	$202,430
Furniture and fixtures	154,963	154,963
Leasehold improvements	70,929	52,938
	661,374	410,331

Less accumulated depreciation and amortization	(337,896)	(229,105)

	$323,478	$181,226

Depreciation and amortization expense for the years ended July 31, 2009 and 2008 was $108,791 and $58,050, respectively.  Property and equipment are retired from the balance sheet when fully depreciated.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008
(6)           Accrued Expense

	For the Year Ended July 31
	2009	2008
Salaries, commissions and benefits	$227,624	$299,527
Distributor payable	304,914	-
Severance	148,261	551,053
Private placement costs	19,055	150,000
Professional fees	91,945	111,100
Other	74,020	91,653
Total Accrued Expense	865,819	1,203,333

Current portion	865,819	1,054,836

Long term portion	$-	$148,497

On July 23, 2008, Kevin M. Kelly, then President and Chief Executive Officer of Proginet, and a member of the Company’s Board of Directors, notified the Company that he intended to resign from all of his positions, effective July 31, 2008.  Mr. Kelly and Proginet have acknowledged that Mr. Kelly’s resignation constitutes a “Termination for Good Reason” under Mr. Kelly’s employment agreement, and that, as a result, Mr. Kelly was entitled to severance payments.  Pursuant to Mr. Kelly’s employment agreement and separation agreement, Mr. Kelly will receive (a) a continuation of annual base salary of $237,360 for a period of 18 months, payable semi-monthly in 36 installments according to the Company’s regular payroll practice; (b)  a payment representing bonus of $51,750, which is equal to 150% of the highest annual bonus paid to Mr. Kelly during fiscal years 2005, 2006 and 2007, payable semi-monthly in 36 installments according to the Company’s regular payroll practice; (c) continued participation from August 1, 2008 to January 31, 2010, in the Company’s group health and insurance plan, 401(k)plan and any other benefit plans or programs in which Mr. Kelly was enrolled on the effective date of his resignation; provided that, recognizing that Mr. Kelly is not entitled to participate under such plan following his resignation, the Company will provide to Mr. Kelly 36 semi-monthly payments of $678, with respect to Mr. Kelly’s entitlement to the Company’s matching contribution under the Company’s 401(k) plan and the tax benefit of his maximum contribution; (d) a payment of $5,478, equal to six days of accrued vacation time as of July 31, 2008 (which was paid on August 22, 2008); and (e) a continued monthly automobile allowance of $612 for the period from August 1, 2008 until January 31, 2010, amounting to a total of $11,016.  Mr. Kelly waived his right to executive job placement counseling at the Company’s expense up to a maximum period of 12 months.  Severance cost of $450,968 related to Mr. Kelly was recorded for the year ended July 31, 2008.  As of July 31, 2009, $142,106 of accrued severance relates to Mr. Kelly.

On July 28, 2008, Arne Johnson, Senior Vice President of Strategic Planning and Marketing of the Company, notified the Company that he intended to resign from his position, effective July 31, 2008.  Mr. Johnson received (a) a continuation of annual base compensation of $167,700 for a period of six months, and (b) a continuation for a period of 6 months of his participation in the Company's group health and insurance plans and 401(k) plan and any other benefit plans or programs of the Company. Severance cost of $100,085 related to Mr. Johnson was recorded for the year ended July 31, 2008. As of July 31, 2009, no accrued severance relates to Mr. Johnson.

In 2009, the Company recorded additional severance expense of $70,897 related to the termination of certain non-executive employees and such severance did not exceed three months of compensation, bonuses and other related benefits.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008
(7)           Income Taxes

There was no current or deferred tax expense (benefit) recorded for the years ended July 31, 2009 and 2008.  The following is a reconciliation of the tax provision with the amount obtained by applying the statutory U.S. Federal income tax rate to the income before income taxes:

	2009	2008

Federal tax expense at statutory rate	$(127,000)	$(842,000)
State tax expense at statutory rate	(22,000)	(143,000)
Increases (reductions) in taxes due to:
Nondeductible expenses	12,000	11,000
Change in valuation allowance	137,000	974,000
Income tax provision	$-	$-

At July 31, 2009, the Company had available Federal NOL carry forwards amounting to approximately $7,353,000 and research and development tax credit carry forwards of approximately $330,000, which expire in fiscal years 2017 through 2028.  Under current tax law, utilization of net operating losses will be restricted if an ownership change were to occur.  In addition, their use is limited to future earnings of the Company.

There are no federal or state income tax audits in process as of July 31, 2009. Open tax years related to federal and state income tax filings are for the years ended July 31, 2008, 2007 and 2006.

At July 31, 2009, the Company had available federal net operating loss (NOL) carryforwards expiring in the following fiscal years:

Year ending July 31,	Amount

2017	$645,000
2018	3,427,000
2020	645,000
2023	517,000
2024	297,000
2028	1,414,000
2029	944,000
Total NOL carryforward	$7,889,000

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

The types of temporary differences, which represent items that are reflected in the financial statements and the tax return at different times that give rise to a significant portion of the deferred tax asset (liability), and their approximate tax effects are as follows:

	2009	2008
Deferred tax assets
Net operating loss carryforward	$3,139,000	$2,760,000
Deferred revenue	1,142,000	1,596,000
Gain on asset exchange	300,000	-
Bad debt	18,000	18,000
Purchased software	599,000	496,000
Property and equipment	43,000	30,000
Severance	59,000	180,000
Research and development carryforward	330,000	330,000
Stock based compensation	127,000	35,000
Unbilled rent	59,000	64,000
Gross deferred tax asset	5,816,000	5,509,000
Valuation allowance	(4,178,000)	(4,041,000)
Deferred tax asset	1,638,000	1,468,000

Deferred tax liabilities
Capitalized software development costs	1,624,000	1,457,000
Other	14,000	11,000
Deferred tax liability	1,638,000	1,468,000

Net deferred tax liability	$-	$-

At July 31, 2009 and 2008, the Company has provided a valuation allowance against its net deferred tax assets as the Company does not believe realization is more likely than not in light of the Company’s operating results in recent years, however it is reasonably possible these estimates may change.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

 (8)        Stock Option Plans

Under the 1997 Stock Option Plan and 1995 Equity Incentive Plan (the “prior Plans”), as amended, the Company had reserved an aggregate of 2,000,000 shares of common stock for grants to employees, directors and consultants.  In June 2000, the Board of Directors authorized the increase of the number of shares reserved under the 1997 Stock Option Plan to 2,500,000.  In October 2000, the Board of Directors approved the 2000 Stock Option Plan (the “2000 Plan”) which limits the aggregate number of shares available under the 2000 Plan and the prior Plans to 2,500,000.  At the Company’s Annual Stockholders’ Meeting on November 14, 2000, the stockholders approved the 2000 Plan and the increase in the number of shares reserved under the prior Plans, up to an aggregate of 2,500,000. At the Company’s Annual Stockholder’s Meeting on November 22, 2005, the stockholders approved a 500,000 share increase in the number of shares reserved under the 2000 Plan and the prior Plans, up to an aggregate of 3,000,000.  At the Company’s Annual Stockholders Meeting on November 18, 2008, the stockholders approved amendments to the 2000 Plan which authorized a 3,000,000 share increase in the number of shares of common stock authorized for award grants under the 2000 Plan, subject to an aggregate cap of 6,000,000 shares including prior Plans, increased the maximum number of shares of common stock for which options may be granted under the 2000 Plan to any employee in any calendar year from 250,000 to 750,000, and extended the term of the 2000 Plan by five years to October 10, 2015.

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

On November 30, 2007, the Board of Directors granted options to non-employee directors to purchase 425,000 shares of common stock at an exercise price of $1.38, which represented the fair market value of the underlying common stock on the date of grant. Such grant was subject to obtaining stockholder approval of amendments (described above) to the 2000 Plan.

On February 14, 2008, the Board of Directors pursuant to an Offer Letter with Mr. Sandison Weil, the Company’s President and Chief Executive Officer (formerly, the Executive Vice President Sales and Marketing) approved a grant of options to purchase 500,000 shares of common stock at an exercise price of $.90 which represented the fair market value of the underlying common stock on April 8, 2008.  Certain options vest at different times during the vesting period and certain options vest upon the achievement of certain performance based measures.  In addition, Mr. Weil’s offer letter also provided for a grant of options to purchase 100,000 shares of common stock at an exercise price as of October 31, 2008. Such options will vest two years from the grant date based upon meeting performance criteria established by the Board of Directors for an aggregate two year program. Such grants were subject to obtaining stockholder approval of amendments (described above) to the 2000 Plan.

On October 7, 2008, the Board of Directors pursuant to an Offer Letter with Mr. Stephen Flynn, the Company’s Chief Operating Officer approved a grant of options to purchase up to 400,000 shares of common stock at an exercise price of $.45 which represented the fair market value of the underlying commons stock on grant date.  Certain options vest immediately and certain options vest upon the achievement of certain performance based measures over a four year period.  In addition, Mr. Flynn’s offer letter also provided for a grant of fully vested options to purchase 100,000 shares of commons stock at an exercise price equal to the closing price of the Company’s common stock on the OTC BB on April 6, 2009. Such grants were subject to obtaining stockholder approval of amendments (described above) to the 2000 Plan.

Based on the approval of the amendments to the 2000 Plan in November 2008, the Company incurred a compensation cost related to the grants described above as no expense was taken prior to this approval, based on the calculated fair value of these awards over the requisite service period (generally the vesting period of the equity award).  For the fiscal year ended July 31, 2009, such cost amounted to approximately $152,500.

On November 18, 2008, the Board of Directors granted options to non-employee directors to purchase 200,000 shares of common stock at an exercise price of $0.32, which represented the fair market value of the underlying common stock on the date of grant. For the fiscal year ended July 31, 2009, compensation cost related to this grant amounted to approximately $33,000.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

On December 31, 2008, the Board of Directors granted options to employees to purchase 424,500 shares of common stock at an exercise price of $0.42, which represented the fair market value of the underlying common stock on the date of grant. For the fiscal year ended July 31, 2009, compensation cost related to this grant amounted to $35,000.

On March 23, 2009, the Board of Directors granted options to an employee to purchase 15,000 shares of common stock at an exercise price of $0.31, which represented the fair market value of the underlying common stock on the date of grant. For the fiscal year ended July 31, 2009, compensation cost related to this grant amounted to $670.

On April 7, 2009, the Board of Directors granted options to an employee to purchase 200,000 shares of common stock at an exercise price of $0.49, which represented the fair market value of the underlying common stock on the date of grant. For the fiscal year ended July 31, 2009, compensation cost related to this grant amounted to $11,530.

Transactions involving the 2000 Plan and the prior Plans are summarized as follows:

	Shares subject to option	Exercise price per share	Weighted average exercise price	Weighted average intrinsic value
Outstanding at August 1, 2007	2,623,700	$0.16-$1.85	$0.75
Exercised	(97,700)	$0.16-$0.30	$0.20
Outstanding at July 31, 2008	2,526,000	$0.16-$1.85	$0.78
Exercised	(125,000)	$0.16-$0.62	$0.51
Forfeited	(884,265)	$.27-1.85	$0.81
Granted	1,964,500	$.31-$1.38	$0.71
Outstanding at July 31, 2009	3,481,235	$0.16-$1.70	$0.74	$147,565
Exercisable at July 31, 2009	2,563,733	$0.16-$1.70	$0.80	$98,690

All options have been granted with exercise prices at the market price of the stock at the date of the grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There we no options granted during the fiscal year ended July 31, 2008. The fair values of the options granted during the year ended July 31, 2009 were estimated based on the following weighted average assumptions:

2009
Expected volatility	89.7%
Risk-free interest rate	1.97%
Expected dividend yield	0.00%
Expected life (in years)	5.0
Estimated fair value per option granted	$.24

The aggregate intrinsic value of options exercised during the year ended July 31, 2009 and 2008 was approximately $9,900 and $49,048, respectively. New shares were issued for all options exercised during the years ended July 31, 2009 and 2008.

The impact on our results of operations of recording share-based compensation expense for the years ended July 31, 2009 and 2008 is $232,701 and $0 respectively.

As of July 31, 2009, there was approximately $153,000 of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next four years.

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

A summary of our non-vested options as of July 31, 2009 and changes during the fiscal year 2009 is presented below:

		Weighted average
		grant date
	Shares	fair value
Non-vested at August 1, 2008	0	$0.0
Granted	1,964,500.24
Vested	(874,998.19
Forfeited and cancelled	(172,000)	.28
Non-vested at July 31, 2009	917,502	$.28

(9)         Commitments and Contingencies

Leases

The Company leases office space under noncancelable operating leases expiring through fiscal 2013 and certain computer equipment for technical support efforts and administrative purposes.  The following is a schedule of future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more at July 31, 2009:

Year ending July 31,	Operating leases

2010	$330,000
2011	301,000
2012	312,000
2013	268,000
Total minimum lease payments	$1,211,000

Rental expense charged to operations was $296,639 and $318,816 in the fiscal years ended July 31, 2009 and 2008, respectively.

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

PROGINET CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008
(10)         Concentration of Risks

Software license revenues for the years ended July 31, 2009 and 2008 included sales in foreign countries of approximately $2,172,344 and $496,028 respectively.  In fiscal 2009, two customers represented approximately 58% of total software license revenue.  In fiscal 2008, two customers represented approximately 38% of total software license revenue.  In fiscal 2009, two customers represented 35% of total revenues.  In fiscal 2008, no customer represented 10% or more of total revenues.

At July 31, 2009, three customers amounted to approximately 58% of total trade accounts receivable. At July 31, 2008, one customer amounted to approximately 57% of total trade accounts receivable

(11)         Retirement Plan

The Company maintains a 401(k) savings plan which covers all full-time employees. Employees become eligible for participation in the plan after three months of service and attainment of age twenty-one. Under the plan, employees may contribute up to 100% of their salary to the plan, subject to the dollar limit set by law. The Company may match up to 100%, as determined by the Board of Directors. The Company’s contributions were $72,168 and $104,662 for the years ended July 31, 2009 and 2008, respectively.

(12)         Subsequent Event

On September 25, 2009 the Company entered into an asset based credit facility (the “Credit Agreement”) with Bridge Bank, N.A (the “Lender”). The Credit Agreement provides for advances of up to $800,000 against 80% of eligible accounts receivable.  The finance charge, which is assessed against the amount of receivables financed from time to time, is equal to the greater of 4.00% per annum or Lender’s Prime Rate, as announced, plus 0.64%.  The Company is also required to pay the Lender a monthly maintenance fee equal to between 0.2% and 0.3% of the receivables financed. The credit facility is secured by a general pledge of the Company’s assets. Under the terms of the Credit Agreement, the obligors on the accounts receivable are to pay Lender directly through a lock box arrangement.  If the amount advanced is not paid by the obligors within 90 days of the earlier of the advance or invoice date, the Company is required to pay the amount.

The Credit Agreement includes usual and customary events of default for facilities of this nature and provides that, upon the occurrence of an event of default, all amounts payable under the Credit Agreement may be accelerated.  The Credit Agreement also restricts the Company’s ability to incur other indebtedness, other than payables in the ordinary course of business.  Either party can terminate the Credit Agreement at any time, with a required payment of $10,000 if terminated by the Company in the first year after the date of execution.  The Company is also required to pay a variety of fees aggregating approximately $35,000 in connection with entering into the facility.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 31, 2009.  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files and submits under the Exchange Act, and in ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management has determined that our internal control over financial reporting as of July 31, 2009 was effective.

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

Item 9B. Other Information

Effective July 29, 2009, the Company agreed to certain modifications to the compensation of its Chief Executive Officer, Sandison Weil.  These modifications were (i) an increase in Mr. Weil's base salary of $60,000 (to $360,000), in lieu of a draw against certain performance-based compensation; (ii) an extension to 12 months, from 6 months, of continuation payments of base salary and benefits following the termination date in the event of a termination by the Company without “cause” or a termination by Mr. Weil in connection with a “constructive termination” at any time following a change of control; and (iii) a grant of an additional stock option to purchase 100,000 shares, with an exercise price of $.49 per share, vesting fully in the event that certain fiscal 2010 annual revenue targets are achieved and the Company is profitable in such year, or upon a change of control that occurs during fiscal year 2010, assuming that Mr. Weil is employed throughout fiscal year 2010 (for the revenue and profitability target trigger), or at the change of control event (for the change in control trigger).  The additional stock option is exercisable for a ten year term from the date of grant, but will not vest or be exercisable unless one of the two vesting conditions are met.

On September 22, 2009, the Board of Directors approved a compensatory arrangement, effective August 1, 2009 with the Company’s Chief Technology Officer, Mr. Thomas C. Bauer.  The arrangement provides that should the Company meet defined quarterly revenue targets, Mr. Bauer is eligible for a bonus of up to $4,375 per quarter.  The agreement also provides that should Mr. Bauer meet defined management business objectives, Mr. Bauer is eligible for a bonus of up to $17,500 on a fiscal annual basis.

On September 25, 2009, the Company entered into an asset based credit facility with Bridge Bank, N.A.  The Credit Agreement provides for advances of up to $800,000 against 80% of eligible accounts receivable.  The finance charge, which is assessed against the amount of receivables financed from time to time, is equal to the greater of 4.00% per annum or Lender’s Prime Rate, as announced, plus 0.64%.  The Company is also required to pay the Lender a monthly maintenance fee equal to between 0.2% and 0.3% of the receivables financed. The credit facility is secured by a general pledge of the Company’s assets. Under the terms of the Credit Agreement, the obligors on the accounts receivable are to pay Lender directly through a lock box arrangement.  If the amount advanced is not paid by the obligors within 90 days of the earlier of the advance or invoice date, the Company is required to pay the amount.

The Credit Agreement includes usual and customary events of default for facilities of this nature and provides that, upon the occurrence of an event of default, all amounts payable under the Credit Agreement may be accelerated.  The Credit Agreement also restricts the Company’s ability to incur other indebtedness, other than payables in the ordinary course of business.  Either party can terminate the Credit Agreement at any time, with a required payment of $10,000 if terminated by the Company in the first year after the date of execution.  The Company is also required to pay a variety of fees aggregating approximately $35,000 in connection with entering into the facility.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information called for by this Item is included under the captions “Information about Nominees”, Information about Non-Director Executive Officers”, “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2009 and is incorporated herein by reference.

Code of Ethics

The Company has adopted a “Code of Business Conduct and Ethics” that applies to all Proginet employees and members of its Board of Directors, including Proginet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Business Conduct and Ethics was attached as an exhibit to the annual report on Form 10-KSB for the year ended July 31, 2004.  The Company posts the Code of Business Conduct and Ethics and related amendments or waivers, if any, on its website at www.proginet.com.  Information contained on the Company’s website is not a part of this report.  Copies of the Company’s Code of Business Conduct and Ethics will also be provided free of charge upon written request to Proginet Corporation, 200 Garden City Plaza, Garden City, New York 11530, Attention:  Debra A. DiMaria, CFO.

Item 11.  Executive Compensation

The information called for by this Item is set forth under the caption “Executive Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2009, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2009 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2009 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2009 and is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

Unless otherwise noted, the exhibits below are incorporated by reference to the Company's Registration Statement on Form 10-SB/A, filed with the SEC on July 18, 2000:

Exhibit No.	Exhibit Name
3(i)	Certificate of Incorporation
3(i)(a)	Certificate of Amendment of Certificate of Incorporation dated December 2, 1996
3(ii)	Amended and Restated Bylaws of the Registrant (II)
4.10	Form of Specimen Stock Certificate (I)
10.1	Form of Employee Confidential Information and Non-Competition Agreement
10.2	Blockade Agreement dated January 10, 2005 (V)
10.3	Form of Confidential Information and Non-Competition Agreement For Consultants
10.4	Intentionally omitted
10.5	Intentionally omitted
10.6	Intentionally omitted
10.7	Management Continuity Agreement - Debra A. DiMaria, Chief Financial Officer and Corporate Secretary (III)+
10.8	Management Continuity Agreement – Thomas Bauer, Chief Technology Officer (III)+
10.9	Management Continuity Agreement – Kevin Bohan, Chief Information Officer (III)+
10.10	Independent Directors Stock Option Plan, amended and restated as of February 21, 1995 (VI)+
10.11	1995 Equity Incentive Plan, amended and restated as of December 5, 1995 (VI) +
10.12	Form of Incentive Stock Option Agreement (VI) +
10.13	1997 Stock Option Plan, as amended and restated as of November 14, 2000 (VI)+
10.14	2000 Stock Option Plan as amended September 26, 2005 (IV)+
10.15	Employment Agreement, dated October 31, 2007, between Proginet Corporation and Kevin M. Kelly (VII)+
10.16	Offer letter from the Company to Sandison E. Weil signed on April 4, 2008 (VIII)+
10.17	Agreement, dated September 21, 2008, between Proginet Corporation and Kevin M. Kelly (IX)+
10.18	Offer letter from the Company to Steve Flynn signed on October 7, 2008 (X)+
10.19	Employment Agreement, dated December 23, 2008, between Proginet Corporation and Debra A. DiMaria (XI)
10.20†	Asset Exchange Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software of North America, Inc., and Beta Systems Software of Canada Ltd. (XIII)
10.21†	Support Services Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software of Canada Ltd. (XII)
10.22†	Secur-Line Products License Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software of North America, Inc. (XII)
10.23†	Master Distributor Agreement, effective as of October 1, 2008, between Proginet Corporation and Beta Systems Software AG (XII)
10.24	Business Financing Agreement, effective September 22, 2009, between Proginet Corporation and Bridge Bank, National Association*
99.1	Code of Business Conduct and Ethics (III)
23	Consent of BDO Seidman, LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Executive Officer) *
31.2	Rule 13a-14(a)/15d-14(a) Certification Section 302 Certification (Chief Financial Officer) *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

(I)	Incorporated by reference to the Company’s Form SB-2 Amendment No. 1 filed with SEC on June 22, 2005
(II)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on September 18, 2002
(III)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on October 3, 2003
(IV)	Incorporated by reference to the Company’s Proxy Statement dated October 3, 2005
(V)	Incorporated by reference to the Company's form 8-K filed with SEC on January 14, 2005
(VI)	Incorporated by reference to the Company’s form 10-SB/12(g) filed with the SEC on March 29, 2000
(VII)	Incorporated by reference to the Company's form 8-K filed with SEC on November 6, 2007
(VIII)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 10, 2008
(IX)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2008
(X)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 14, 2008
(XI)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 24, 2008
(XII)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on December 12, 2008
(XIII)	Incorporated by reference to the Company’s Form 10-Q/A filed with the SEC on April 3, 2009
*	Filed herewith
+	Management contract or compensatory plan

† Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.  Omitted portions are indicated in this exhibit with [***].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGINET CORPORATION

By:	/s/Sandison E. Weil
Sandison E. Weil
President and Chief Executive Officer
Date:	September 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Sandison E. Weil Sandison E. Weil	President, Chief Executive Officer and Director	September 28, 2009

/s/Debra A. DiMaria Debra A. DiMaria	Chief Financial and Accounting Officer	September 28, 2009

/s/Allen Wolpert Allen Wolpert	Chairman	September 28, 2009

/s/ Amit Basak Amit Basak	Director	September 28, 2009

/s/George T. Hawes George T. Hawes	Director	September 28, 2009

/s/Stephen Kezirian Stephen Kezirian	Director	September 28, 2009

/s/Dr. E. Kelly Hyslop Dr. E. Kelly Hyslop	Director	September 28, 2009