Form 10-Q
period 2009-10-31
PROGINET CORP
filed 2009-12-14
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Yes __ No __

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

   Yes                                           No    X

There were 16,826,073 shares of Common Stock outstanding as of November 30, 2009.

PROGINET CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2009

PROGINET CORPORATION
Balance Sheets

	October 31, 2009 (Unaudited)	July 31, 2009
Assets
Current assets
Cash	$1,545,619	$1,106,349
Trade accounts receivable, net	1,054,878	2,366,174
Prepaid expenses	235,311	207,050
Total current assets	2,835,808	3,679,573

Property and equipment, net	299,040	323,478
Capitalized software development costs, net	4,117,954	4,080,434
Purchased software, net	58,108	133,198
Customer relationships, net	46,395	106,350
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$7,529,107	$8,494,835

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$322,394	$395,835
Accrued expense	479,775	865,819
Deferred revenues	2,105,440	2,804,438
Deferred rent	26,411	23,900
Total current liabilities	2,934,020	4,089,992

Deferred revenues	51,378	64,919
Deferred rent	116,498	123,938
	3,101,896	4,278,849

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized,
18,151,299 shares issued at October 31, 2009 and 17,847,508 at July 31, 2009	18,152	17,848
Additional paid-in capital	13,931,432	13,799,030
Treasury stock 1,325,226, at cost, at October 31, 2009 and July 31, 2009	(606,023)	(606,023)
Accumulated deficit	(8,916,350)	(8,994,869)
Total stockholders’ equity	4,427,211	4,215,986

	$7,529,107	$8,494,835

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended
	October 31,
	2009	2008
Revenues
Software licenses	$631,255	$1,454,606
Software maintenance fees and other	1,439,122	1,332,622
Professional services	96,000	76,138
	2,166,377	2,863,366

Operating expense
Cost of software licenses	402,001	443,718
Cost of maintenance fees and other	322,311	283,817
Cost of professional services	55,500	20,844
Commissions	149,172	170,049
Research and development	13,592	62,468
Selling and marketing	437,086	818,810
General and administrative	709,494	1,073,837
	2,089,156	2,873,543

Income (loss) from operations	77,221	(10,177)

Interest income	1,298	6,925

Income (loss) before income taxes	$78,519	$(3,252)

Income tax expense	-	-

Net income (loss)	$78,519	(3,252)

Basic income (loss) per common share	$-	$-
Diluted income (loss) per common share	$-	$-

Weighted average common shares outstanding – basic	16,737,905	14,808,022
Weighted average common shares outstanding – diluted	17,205,238	14,808,022

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Three months ended October 31, 2009 (unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock	Accum- Ulated deficit	Total
	Shares	Amount

Balance – August 1, 2009	17,847,508	$17,848	$13,799,030	$(606,023)	$(8,994,869)	$4,215,986

Exercise of common stock options	142,500	143	44,107			44,250

Stock Option Expense			38,456			38,456

Private placement, net	161,291	161	49,839			50,000

Net income					78,519	78,519

Balance – October 31, 2009	18,151,299	$18,152	$13,931,432	$(606,023)	$(8,916,350)	$4,427,211

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Three months ended
	October 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$78,519	$(3,252)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	429,598	438,508
Provision for bad debt allowance, net	-	-
Stock based compensation	38,456	-
Deferred revenue	(712,539)	(1,522,567)
Deferred rent	(4,929)	(2,503)
Changes in operating assets and liabilities
Trade accounts receivable	1,311,296	1,196,220
Prepaid expenses and other assets	(28,261)	2,816
Accounts payable and accrued expenses	(459,485)	205,393

Net cash provided by operating activities	652,655	314,615

Cash flows from investing activities
Capitalized software development costs	(304,476)	(613,451)
Purchases of property and equipment	(3,159)	(210,761)

Net cash used in investing activities	(307,635)	(824,212)

Cash flows from financing activities
Proceeds from private placement, net	50,000	-
Exercise of common stock options	44,250	63,700

Net cash provided by financing activities	94,250	63,700

Net increase (decrease) in cash	439,270	(445,897)

Cash at beginning of period	1,106,349	2,338,335

Cash at end of period	$1,545,619	$1,892,438

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

1.	Interim Financial Data
The accompanying unaudited financial statements have been prepared by Proginet Corporation in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  Unless the context otherwise requires, “we,” “our,” “us” and similar expressions refer to Proginet Corporation. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-K for year ended July 31, 2009.

These results for the period ended October 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent events have been updated through December 14, 2009.

2.	Revenue Recognition
We recognize revenue in accordance with FASB Accounting Standards Codification (ASC) 985-605. We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by ASC 985-605.  We generally utilize written contracts as the means to establish the terms and conditions by which our products support and services are sold to our customers. Our revenues are derived from our direct sales force and channel partnerships (value-added resellers (VARs), Original Equipment Manufacturers (OEMs), and distributors). Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the ”Residual Method” prescribed by ASC 985-605. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the selling price amount is recognized as revenue and the PCS is recognized ratable over the PCS term, which is typically 12 months.

A customer typically prepays maintenance revenues and such maintenance revenues are recognized ratable monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis and ongoing support.

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from agreements where all necessary revenue recognition requirements have not been met, deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under ASC 985-605 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under ASC 985-605 are satisfied.

Commission Expense
Commission expense is recorded at the time of sale. Commission rates to direct salespeople are based on a graduating scale, ranging from 2% to 15% of the sale, dependent upon the revenue volume generated by the sales executive. Distributors are typically compensated at a commission rate of 40% to 50% and VARs are compensated at a commission rate of 25% to 40% of the license revenue generated. The rates vary based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for.

3.	Accounts Receivable
On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions. As of October 31, 2009 and July 31, 2009, there was an allowance for doubtful accounts of $45,000.

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

Amortization commences once a product becomes available for sale to customers.  Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $266,372 and $280,137 for the three months ended October 31, 2009 and 2008, respectively. This expense is recorded under “Cost of software licenses” on the Statement of Operations.  Capitalized software development costs are net of accumulated amortization of $4,117,966 and $3,982,530 at October 31, 2009 and July 31, 2009, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized. As of October 31, 2009, $8,801,054 of capitalized software development costs were retired from the balance sheet.

5.	Corporate Developments
On October 31, 2008, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, we (i) have transferred to Beta Canada all of our intellectual property rights, and books and records, relating to our Secur-Pass products, and (ii) has assigned to Beta America its customer, maintenance and service agreements relating to our Secur-Pass products, in exchange for Beta Canada’s transfer to us of all of its intellectual property rights, and Beta America’s transfer to us of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products.  Such agreements were transferred on the effective date.  However, because Beta Canada retained the maintenance and service obligations associated with the Harbor NSM and HFT products pursuant to the Services Agreement and Master Distributor Agreement described below, no liability for these agreements was recorded by us. The revenue associated with the customer, maintenance and service agreements of the Secur-Pass products was applied by Beta America as consideration for the Secur-Line License Agreement, discussed below. The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties. The Asset Exchange Agreement was accounted for as a non-monetary exchange of assets in accordance with ACS 845, “Non-Monetary Transactions”.

We also entered into a Support Services Agreement (the “Services Agreement”), with Beta Canada on October 31, 2008, under which Beta Canada provides to us certain maintenance and support services for our CFI Suite and the Harbor NSM and Harbor HFT products.  The Services Agreement was effective October 1, 2008 and will continue in effect for two years with automatic one year renewal terms thereafter, subject to certain non-renewal and termination rights.  We have agreed to compensate Beta Canada a percentage of the gross maintenance revenue received by us in respect of the support services provided by Beta Canada under the Services Agreement.

On October 31, 2008, we entered into a Secur-Line Products License Agreement (the “Secur-Line License Agreement”), with Beta America under which we have licensed to Beta America, on a non-exclusive basis,  intellectual property rights relating to our Secur-Line products, effective October 1, 2008.  The consideration for the license is certain retained customer payments and receivables generated under various contracts assigned to Beta America.

We have assigned to Beta America, under the Asset Exchange Agreement, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements have been assigned in consideration of certain royalty fees, payable by Beta America to us, based on gross revenue received by Beta America during the license term under such agreements which is recorded at the gross amount received under the customer, maintenance and service agreements in “Maintenance fee and other” in the accompanying Statement of Operations.  We have agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue which is recorded in “Costs of maintenance fees and other” in the accompanying Statement of Operations.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

Under a Master Distributor Agreement (the “Master Distributor Agreement”), entered into on October 31, 2008 between Beta Systems Software AG, a German corporation (“Beta Germany”), and ourselves,  Beta Germany or any of its distributors, subsidiaries or associated companies, has become the exclusive distributor, subject to certain exceptions, for our CFI Suite and the Harbor NSM and Harbor HFT products (our file transfer product suite) in Europe and certain other countries specified therein.  Beta has also agreed to provide certain maintenance and support services to certain eligible customers under the Master Distributor Agreement.  The term of the Master Distributor Agreement is from October 1, 2008 through July 31, 2011, subject to earlier termination by either party for cause.  Under the Master Distributor Agreement, We have agreed to compensate Beta Germany a percentage of gross annual license and maintenance and support services revenue collected by Beta Germany under the Master Distributor Agreement.  Beta Germany has guaranteed certain revenue minimums which it will be obligated to pay us annually.

6.	Purchased Software and Customer Relationships
Purchased software and customer relationships include software and customer relationships purchased in a prior year for an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software is net of accumulated amortization of $1,443,666 and $1,368,576 at October 31, 2009 and July 31, 2009, respectively. Customer relationships are net of accumulated amortization of $1,152,683 and $1,092,728 at October 31, 2009 and July 31, 2009, respectively.  Purchased software and customer relationships are being amortized over a period of five years. Amortization expense charged to operations for purchased software is $75,090 for the three months ended October 31, 2009 and 2008. Amortization expense charged to operations for customer relationships is $59,955 for the three months ended October 31, 2009 and 2008. These assets are expected to be fully amortized by the end of Fiscal 2010.

7.	Accrued Expense
	October 31, 2009	July 31, 2009
Salaries, commissions and benefits	$170,962	$227,624
Severance	66,255	148,261
Distributor payable	128,910	304,914
Private placement costs	0	19,055
Professional fees	67,666	91,945
Other	45,982	74,020
Total Accrued Expense	479,775	865,819

8.	Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended
	October 31,
	2008	2009
Numerator:
Net income (loss)	$78,519	$(3,252)

Denominator:
Weighted average number of common shares (basic)	16,737,905	14,808,022

Effect of dilutive securities:
Stock Options	467,333	-

Weighted average number of common shares (diluted)	17,205,238	14,808,022

Basic and diluted income (loss) per share	$-	$-

Potential common shares of 1,756,735 and 1,839,735 for the three months ended October 31, 2009 and 2008 are excluded in computing basic and diluted net loss per share as their effects would be anti-dilutive.

9.	Equity
We follow the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) (currently within the scope of FASB ASC Subtopic 718-10) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The impact on our results of operations of recording share-based compensation expense for the three months ended October 31, 2009 and 2008 were $38,456 and 0 respectively. This expense was recorded to “General and administrative” on the Statement of Operations.

Stock Option activity during the three months ended October 31, 2009, is as follows:

	Number of options	Weighted Average exercise price	Weighted Average Remaining Contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2009	3,481,235	$.74	-	-
Granted	-	-	-	-
Exercised	(142,500)	.31	-	-
Forfeited	(63,000)	.95	-	-

Options outstanding at October 31, 2009	3,275,735	$.76	6.20	$355,370

Options exercisable at October 31, 2009	2,444,733	$.81	5.22	$212,310

The impact on our results of operations of recording share-based compensation expense for the three months ended October 31, 2009 and 2008 were $38,456 and 0 respectively.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of   Operations

General

Unless the context otherwise requires, “we,” “our,” “us” and similar expressions refer to Proginet Corporation.  You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.  Certain statements under the captions “Business”, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934.  Words such as “may”, “should”, “could”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “likely” and similar expressions are intended to identify forward-looking statements about our future plans, objectives, performance, intentions and expectations.  Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause our actual results of operations and future financial condition to differ materially from those expressed or implied in or by any such forward-looking statements.  Such factors include factors that may be beyond our control and include, among others, the risks described in our latest Form 10-K for the year ended July 31, 2009. We caution that the foregoing list of important factors is not exclusive. We do not undertake to update any forward-looking statements contained herein or that may be made from time to time by us or on our behalf.

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

Revenue Recognition

We recognize revenue in accordance with FASB Accounting Standards Codification (ASC) 985-605. We recognize software license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In instances when any of the criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or we will recognize the software license revenue on a ratable basis, as required by ASC 985-605.  We generally utilize written contracts as the means to establish the terms and conditions by which our products support and services are sold to our customers.

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

Our revenues are derived from our direct sales force and channel partnerships (VARs, OEMs, and distributors).  Commission expense is recorded at the time of sale. Commission rates to direct sales people are based on a graduating scale, ranging from 2% to 15% of the sale, dependent upon the revenue volume generated by the sales person.  Distributors are typically compensated at a commission rate of 40% to 50% and VARs are compensated at a commission rate of 25% to 40% of the license revenue generated. The rates vary based upon their level of effort, resources assigned and products sold. The OEM arrangements include a commission structure similar to distributors and also may include specific fixed pricing for the number of “users” the product is licensed for. Revenues from sales through distributors are recorded at the gross amount charged based on the economic risks and ongoing product support responsibilities we assume.

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

Where vendor-specific objective evidence of fair value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the selling price method prescribed by ASC 985-605. Under the selling price method, the estimated selling price of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the selling price amount is recognized as revenue and the PCS is recognized ratable over the PCS term, which is typically 12 months.

A customer typically prepays maintenance revenues for the first 12 months and the related maintenance revenues are recognized ratable monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis and ongoing support.

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under ASC 985-605 are met. Revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under ASC 985-605 are satisfied.

Based on our interpretation of ASC 985-605, we believe that our current sales contract terms and business arrangements have been properly reported.  However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry.  Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

Capitalized Software Development Costs

We capitalize our software development costs when the projects under development reach technological feasibility as defined by Financial Accounting Standard (“FAS”) No. 86 (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 985-20), and amortize these costs over the products’ estimated useful lives. Under FAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value as defined by FAS No. 86 requires that we estimate future cash flows to be generated by the products and use judgment in quantifying the appropriate amount to write off, if any.  Actual cash flows and amounts realized from the software products could differ from our estimates.  Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

We assess the possible impairment of goodwill at least annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carry amount.  Impairment is the condition that exists when the carrying amount of the goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carry value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid to the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the asset.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that, more than likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2010 or 2009.

Stock Options and Stock Based Compensation

Effective August 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) (currently within the scope of FASB ASC Subtopic 718-10) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Results of Operations

Corporate Developments

On October 31, 2008, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, we (i) have transferred to Beta Canada all of its intellectual property rights, and books and records, relating to our Secur-Pass products, and (ii) has assigned to Beta America its customer, maintenance and service agreements relating to our Secur-Pass products, in exchange for Beta Canada’s transfer to us of all of its intellectual property rights, and Beta America’s transfer to us of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products. Such agreements were transferred on the effective date, however, Beta Canada retained the maintenance and service requirements associated with the Harbor NSM and HFT products, as such, no liability for these agreements was recorded by us. The revenue associated with the customer, maintenance and service agreements of the Secur-Pass products was applied by Beta America as consideration for the Secur-Line License Agreement, discussed below. The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties. The Asset Exchange Agreement was accounted for as a non-monetary exchange of assets in accordance with ASC 845, “Non-Monetary Transactions”.

We also entered into a Support Services Agreement (the “Services Agreement”), with Beta Canada on October 31, 2008, under which Beta Canada provides to us certain maintenance and support services for our CFI Suite and the Harbor NSM and Harbor HFT products.  The Services Agreement was effective October 1, 2008 and will continue in effect for two years with automatic one year renewal terms thereafter, subject to certain non-renewal and termination rights.  We have agreed to compensate Beta Canada a percentage of the gross maintenance revenue received by us in respect of the support services provided by Beta Canada under the Services Agreement.

On October 31, 2008, we entered into a Secur-Line Products License Agreement (the “Secur-Line License Agreement”), with Beta America under which we have licensed to Beta America, on a non-exclusive basis,  intellectual property rights relating to our Secur-Line products, effective October 1, 2008.  The consideration for the license is certain retained customer payments and receivables generated under various contracts assigned to Beta America.

We have assigned to Beta America, under the Asset Exchange Agreement, its customer, maintenance and service agreements relating to the Secur-Line intellectual property and technology rights licensed under the Secur-Line License Agreement.  The Secur-Line associated agreements have been assigned in consideration of certain royalty fees, payable by Beta America to us, based on gross revenue received by Beta America during the license term under such agreements which is recorded at the gross amount received under the customer, maintenance and service agreements in “Maintenance fee and other” in the accompanying Statement of Operations.  We have agreed, in turn, to pay to Beta America commissions equal to a percentage of such gross revenue which is recorded in “Costs of maintenance fees and other” in the accompanying Statement of Operations.  The term of the Secur-Line License Agreement expires on October 1, 2028, at which point the underlying license grant will continue but be deemed to be fully-paid and royalty-free.  All requirements to make royalty and commission payments will continue until October 1, 2028.  The primary purpose of the license grant is to permit Beta America to provide support services under the Secur-Line associated agreements assigned under the Asset Exchange Agreement and to further license the relevant intellectual property.

Under a Master Distributor Agreement (the “Master Distributor Agreement”), entered into on October 31, 2008 between Beta Systems Software AG, a German corporation (“Beta Germany”), and ourselves,  Beta Germany or any of its distributors, subsidiaries or associated companies, has become the exclusive distributor, subject to certain exceptions, for our CFI Suite and the Harbor NSM and Harbor HFT products (our file transfer product suite) in Europe and certain other countries specified therein.  Beta has also agreed to provide certain maintenance and support services to certain eligible customers under the Master Distributor Agreement.  The term of the Master Distributor Agreement is from October 1, 2008 through July 31, 2011, subject to earlier termination by either party for cause.  Under the Master Distributor Agreement, We have agreed to compensate Beta Germany a percentage of gross annual license and maintenance and support services revenue collected by Beta Germany under the Master Distributor Agreement.  Beta Germany has guaranteed certain revenue minimums which it will be obligated to pay us annually.

Revenues

Total revenues for the quarter ended October 31, 2009 amounted to $2,166,377, representing a decrease of $696,989, or 24.3% compared to revenues of $2,863,366 for the quarter ended October 31, 2008.  This increase is due to the factors described below.

Software license revenues for the quarter ended October 31, 2009 amounted to $631,255 representing a decrease of $823,351 or 56.6%, compared to software license revenues of $1,454,606 for the quarter ended October 31, 2008.  Software license revenue is sold directly through domestic salespeople and indirectly through international distributors and OEM partners. The decrease in software license revenue is primarily attributable to last year’s  Secur-Line License Agreement with Beta America, more fully described above under “Corporate Developments”, under which certain deferred maintenance revenue was recognized as license revenue in October 2008, and is now being recognized as maintenance revenue. This decrease was partially offset by the closing of one significant contract with approximately $230,000 of new license revenue and several other insignificant contracts.

Software maintenance fees and other increased by $106,500, or 8% to $1,439,122 compared to such fees for the quarter ended October 31, 2008 of $1,332,622. The increase in software maintenance fees and other is primarily due to last year’s  recognition of deferred maintenance revenue as a result of the Secur-Line License Agreement with Beta America more fully described above under “Corporate Developments”.  As described above, per this agreement certain deferred maintenance revenue was recognized as license revenue in October 2008, and is now being recognized as maintenance revenue.

Fees for professional services for the quarter ended October 31, 2009 amounted to $96,000 an increase of $19,862, or 26.1%, compared to fees for professional services of $76,138 for the quarter ended October 31, 2008. Such revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers.  Consequently, consulting revenue can vary considerably from period to period.

Operating Expenses

Operating expenses decreased to $2,089,156 from $2,873,543 for quarter ended October 31, 2009 and October 31, 2008 respectively, a decrease of $784,387 or 27.3%. The decrease in operating expenses for the quarter is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended October 31, 2009 amounted to $402,001, representing a decrease of $41,717 or 9.4%, compared to cost of software licenses of $443,718, for the quarter ended October 31, 2008. The decrease in cost of software sales and licenses is due to the decrease in amortization expense for internally developed software completed and announced available for sale during the quarter.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended October 31, 2009 amounted to $322,311, representing an increase of $38,494 or 13.6%, compared to cost of maintenance fees and other of $283,817 for the quarter ended October 31, 2008. The increase in cost of maintenance fees and other is primarily due to the implementation of the Services Agreement with Beta Canada more fully described under “Corporate Developments” above offset by a decrease in the employee headcount and payroll allocated costs associated with the technical services rendered directly by us.

Commissions amounted to $149,172 for the quarter ended October 31, 2009 representing a decrease of $20,877 or 12.3% compared to $170,049 for the quarter ended October 31, 2008.  The decrease in commission expense for the three months ended October 31, 2009 is primarily due to our no longer incurring distributor commission expense related to the Secur-Pass products as a result of the Asset Exchange Agreement with Beta America, more fully described under “Corporate Developments” above.

Selling and marketing expense for the quarter ended October 31, 2009 amounted to $437,086 representing a decrease of $381,724 or 46.6%, compared to selling and marketing expense of $818,810 for the quarter ended October 31, 2008. The decrease in selling and marketing for the three months ended October 31, 2009 is primarily due to a decrease in employee payroll and employee related expenses, the termination of the our public relations firm as we underwent a cost reduction initiative in November 2008 and decreases in other marketing initiatives such as trade show and conference attendance and sales related travel.

General and administrative expense for the quarter ended October 31, 2009 amounted to $709,494, representing a decrease of $364,343 or 33.9% compared to $1,073,837 in general and administrative expense for the quarter ended October 31, 2008. The decrease in general and administrative expenses is primarily due to a decrease in professional fees, a decrease in consulting fees and a reduction in payroll.

We reported net income of $78,519 and net loss of $3,252 for the three months ended October 31, 2009 and 2008, respectively.

Liquidity, Capital Resources and Financial Condition

At October 31, 2009, we had a cash balance of $1,545,619.

Operating activities provided cash of $652,654 for the three months ended October 31, 2009.  This resulted primarily from a decrease to trade accounts receivable of $1,311,296, non-cash charges for depreciation and amortization of $429,598, offset by a decrease in deferred revenue of $712,539 and a decrease in accounts payable and accrued expenses of $459,485 based on the timing of cash disbursements.

Investing activities used cash of $307,635 for the three months ended October 31, 2009 primarily for costs associated with the development of our software products.

Financing activities provided cash of $94,250 from proceeds of our common stock in a private placement and the exercise of stock options.

On September 25, 2009, we entered into an asset based credit facility (the “Credit Agreement”) with Bridge Bank, N.A (the “Lender”). The Credit Agreement provides for advances of up to $800,000 against 80% of eligible accounts receivable.  The finance charge, which is assessed against the amount of receivables financed from time to time, is equal to the greater of 4.00% per annum or Lender’s Prime Rate, as announced, plus 0.64%.  We are also required to pay the Lender a monthly maintenance fee equal to between 0.2% and 0.3% of the receivables financed. The credit facility is secured by a general pledge of our assets. Under the terms of the Credit Agreement, the obligors on the accounts receivable are to pay Lender directly through a lock box arrangement.  If the amount advanced is not paid by the obligors within 90 days of the earlier of the advance or invoice date, we are required to pay the amount.

The Credit Agreement includes usual and customary events of default for facilities of this nature and provides that, upon the occurrence of an event of default, all amounts payable under the Credit Agreement may be accelerated.  The Credit Agreement also restricts our ability to incur other indebtedness, other than payables in the ordinary course of business.  Either party can terminate the Credit Agreement at any time, with a required payment of $10,000 if terminated by us in the first year after the date of execution.  We are also required to pay a variety of fees aggregating approximately $35,000 in connection with entering into the facility.  We have not yet used the Credit Agreement as of the date of this filing.

We believe that our present cash, the cash generated from operations and amounts available under its present line of credit agreements will be sufficient to meet our cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1A.      Risk Factors

There were no material changes from the risk factors previously disclosed in our Report on Form 10-K for the year ended July 31, 2009. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in our Report on Form 10-K for the year ended July 31, 2009.

Item 4.         Submission of Matters To A Vote Of Security Holders

We held our 2009 Annual Meeting of Stockholders on November 17, 2009 in Garden City, New York.  At the annual meeting, the stockholders voted on the election of nominees to our six person Board of Directors.  Each of Amit Basak, George T. Hawes, Dr. E. Kelly Hyslop, Sandison Weil, Stephen Kezirian and Allen Wolpert received a plurality of the votes cast for the nominees for director by the shares represented at the annual meeting and each was elected as a member of the Board of Directors to serve until the annual meeting of stockholders to be held in the year 2010, and until their respective successors are elected and qualified.  The votes for directors were as follows:

	Votes
	For	Withheld
Amit Basak	11,488,987	43,749
George T. Hawes	11,438,987	93,749
Dr. E. Kelly Hyslop	11,488,987	43,749
Stephen Kezirian	11,438,987	93,749
Sandison Weil	11,488,987	43,749
Allen Wolpert	11,488,987	43,749

There were no other matters submitted to a vote of the stockholders.

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

PROGINET CORPORATION
(Registrant)

Date December 14, 2009	/s/ Sandison Weil
Sandison Weil, President and
Chief Executive Officer

Date December 14, 2009	/s/ Joseph Christel
Joseph Christel
Chief Financial Officer