Form 10-Q
period 2010-01-31
PROGINET CORP
filed 2010-03-10
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

   Yes ☐            No ☒

There were 17,085,448 shares of Common Stock outstanding as of February 26, 2009.

PROGINET CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2010

PROGINET CORPORATION
Balance Sheets

	January 31, 2010 (Unaudited)	July 31, 2009
Assets
Current assets
Cash	$1,366,039	$1,106,349
Trade accounts receivable, net	1,965,849	2,366,174
Prepaid expenses	135,438	207,050
Total current assets	3,467,326	3,679,573

Property and equipment, net	274,515	323,478
Capitalized software development costs, net	4,045,693	4,080,434
Purchased software, net	638,773	133,198
Customer relationships, net	-	106,350
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$8,598,109	$8,494,835

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$357,880	$395,835
Accrued expense	683,126	865,819
Deferred revenues	2,586,675	2,804,438
Deferred rent	28,922	23,900
Total current liabilities	3,656,603	4,089,992

Deferred revenues	43,637	64,919
Deferred rent	109,058	123,938
	3,809,298	4,278,849
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 18,410,674 shares issued at January 31, 2010 and 17,847,508 at July 31, 2009	18,411	17,848
Additional paid-in capital	14,123,039	13,799,030
Treasury stock 1,325,226, at cost, at January 31, 2010 and July 31, 2009	(606,023)	(606,023)
Accumulated deficit	(8,746,616)	(8,994,869)
Total stockholders’ equity	4,788,811	4,215,986
	$8,598,109	$8,494,835

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2010	2009	2010	2009

Revenues

Software licenses	$968,374	$934,685	$1,599,629	$2,389,291
Software maintenance fees and other	1,466,050	1,021,054	2,905,172	2,353,676
Professional services	45,776	24,000	141,776	100,138
	2,480,200	1,979,739	4,646,577	4,843,105

Operating expense
Cost of software licenses	401,903	409,077	803,904	852,795
Cost of maintenance fees and other	332,511	245,627	654,822	529,444
Cost of professional services	22,966	4,827	78,466	25,671
Commissions	143,096	218,012	292,268	388,061
Research and development	98,847	69,722	112,439	132,190
Selling and marketing	462,696	613,340	899,783	1,432,150
General and administrative	849,652	917,360	1,559,145	1,991,197
	2,311,671	2,477,965	4,400,827	5,351,508

Income (loss) from operations	168,529	(498,226)	245,750	(508,403)

Interest income	1,205	2,139	2,503	9,064

Income (loss) before income taxes	169,734	(496,087)	248,253	(499,339)

Income tax expense	-	-	-	-

Net income (loss)	$169,734	$(496,087)	$248,253	$(499,339)

Basic and diluted loss per common share	$.01	$(.03)	$.01	$(.03)

Weighted average common shares outstanding - basic	16,931,066	14,849,055	16,834,486	14,828,539

Weighted average common shares outstanding - diluted	17,396,466	14,849,055	17,300,853	14,828,539

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Six months ended January 31, 2010 (unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock	Accum-ulated deficit	Total
	Shares	Amount

Balance – August 1, 2009	17,847,508	$17,848	$13,799,030	$(606,023)	$(8,994,869)	$4,215,986

Exercise of common stock options	167,500	168	48,082			48,250

Stock option expense			85,697			85,697

Private placement, net	161,291	161	49,839			50,000

Stock issuance related to asset purchase	234,375	234	140,391			140,625

Net income					248,253	248,253

Balance – January 31, 2010	18,410,674	$18,411	$14,123,039	$(606,023)	$(8,746,616)	$4,788,811

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended
	January 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$248,253	$(499,339)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	859,181	877,186
Stock based compensation	85,697	120,139
Deferred revenue	(239,045)	(1,226,103)
Deferred rent	(9,858)	(5,006)
Changes in operating assets and liabilities
Trade accounts receivable	400,325	691,920
Prepaid expenses and other assets	(11,093)	22,693
Accounts payable and accrued expenses	(220,648)	70,805
Net cash provided by operating activities	1,112,812	52,295

Cash flows from investing activities
Capitalized software development costs	(515,520)	(924,119)
Purchase of Rocketstream assets	(429,539)	-
Purchases of property and equipment	(6,314)	(247,636)
Net cash used in investing activities	(951,373)	(1,171,755)

Cash flows from financing activities
Proceeds from private placement, net	50,000	-
Exercise of common stock options	48,250	63,700
Net cash provided by financing activities	98,250	63,700

Net increase (decrease) in cash	259,690	(1,055,760)

Cash at beginning of period	1,106,349	2,338,335

Cash at end of period	$1,366,039	$1,282,575

Supplemental Disclosures of Cash Flow Information

Non-cash financing and investing activity:
Stock issuance related to Rocketstream asset purchase	$140,625	$-
Settlement of a preexisting Rocketstream relationship	$82,704	$-

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2010
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

These results for the period ended January 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent events have been updated through March 10, 2010.

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

3.             Accounts Receivable

On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions. As of January 31, 2010 and July 31, 2009, there was an allowance for doubtful accounts of $45,000.

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

Amortization commences once a product becomes available for sale to customers.  Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $283,880 and $550,252 for the three and six months ended January 31, 2010. Amortization expense charged to operations was $273,768 and $553,905 for the three and six months ended January 31, 2009. This expense is recorded under “Cost of software licenses” on the Statement of Operations.  Capitalized software development costs are net of accumulated amortization of $2,230,178 and $4,748,271 at January 31, 2010 and July 31, 2009, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized. As of January 31, 2010, $8,801,054 of capitalized software development cost was retired from the balance sheet.

5.             Corporate Developments

On October 31, 2008, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”), with Beta Systems Software of North America, Inc., a Delaware corporation ("Beta America"), and Beta Systems Software of Canada Ltd., a Canadian body corporate ("Beta Canada"), effective as of October 1, 2008.  Under the Asset Exchange Agreement, we (i) have transferred to Beta Canada all of our intellectual property rights, and books and records, relating to our Secur-Pass products, and (ii) have assigned to Beta America its customer, maintenance and service agreements relating to our Secur-Pass products, in exchange for Beta Canada’s transfer to us of all of its intellectual property rights, and Beta America’s transfer to us of its customer, maintenance and service agreements, each relating to the Harbor NSM and Harbor HFT products.  Such agreements were transferred on the effective date.  However, because Beta Canada retained the maintenance and service obligations associated with the Harbor NSM and HFT products pursuant to the Services Agreement and Master Distributor Agreement described below, no liability for these agreements was recorded by us. The revenue associated with the customer, maintenance and service agreements of the Secur-Pass products was applied by Beta America as consideration for the Secur-Line License Agreement, discussed below. The Asset Exchange Agreement contains customary representations and warranties and indemnities of the parties. The Asset Exchange Agreement was accounted for as a non-monetary exchange of assets in accordance with ASC 845, “Non-Monetary Transactions”.

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

6.	Purchased Software and Customer Relationships

Rocketstream
On December 21, 2009, we entered into a Subscription Agreement with various parties to purchase certain assets related to Rocketstream software.  The agreement called for a cash payment, issuance of Proginet stock as well as a potential royalty earn out on Rocketstream software sales up to December 20, 2011, which will be recorded as a royalty expense as incurred. We recorded $652,868, which includes legal and other transaction fees, as purchased software and are amortizing over a five year period. As of January 31, 2010 accumulated amortization was $14,095.

Blockade
In a prior year the Company acquired Blockade which resulted in the recording of purchased software and customer relationships include software and customer relationships with an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software from this acquisition is net of accumulated amortization of $1,501,774 and $1,368,576 at January 31, 2010 and July 31, 2009, respectively. Customer relationships are net of accumulated amortization of $1,199,078 and $1,092,728 at January 31, 2010 and July 31, 2009, respectively.

Purchased software and customer relationships were being amortized over a period of five years and are fully amortized as of January 31, 2010. Amortization expense charged to operations for purchased software is $72,203 and $147,293 for the three and six months ended January 31, 2010. Amortization expense charged to operations for customer relationships is $46,395 and 106,350 for the three and six months ended January 31, 2010.

7.	Accrued Expense

	January 31, 2010	July 31, 2009
Salaries, commissions, and benefits	$293,105	$227,624
Severance	-	148,261
Distributor payable	258,707	304,914
Private placement costs	-	19,055
Professional fees	95,556	91,945
Other	35,758	74,020
Total Accrued Expense	$683,126	$865,819

8.	Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted income (loss) per share:

Three months ended		Six months ended
January 31,		January 31,
2010	2009	2010	2009

Numerator:
Net income (loss)	$169,734	$(496,087)	$248,253	$(499,339)

Denominator:
Weighted average number of common shares (basic)	16,931,066	14,849,055	16,834,486	14,828,539

Effect of dilutive securities:
Stock Options	465,400	-	466,367	-

Weighted average number of common shares (diluted)	17,396,466	14,849,055	17,300,853	14,828,539

Basic and diluted Income (loss) per share	.01	$(.03)	$.01	$(.03)

Potential common shares of 1,586,676 and 1,671,706 for the three and six months ended January 31, 2010 and 3,243,000 and 2,541,000 for the three and six months ended January 31, 2009 are excluded in computing basic and diluted net loss per share as their effects would be anti-dilutive.

9.	Equity

We follow the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) (currently within the scope of FASB ASC Subtopic 718-10) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The impact on our results of operations of recording share-based compensation expense for the three and six months ended January 31, 2010 were $47,241 and $85,697, respectively. The impact on our results of operations of recording share-based compensation expense for both the three and six months ended January 31, 2009 was $120,139. This expense was recorded to “General and administrative” on the Statement of Operations.

Stock Option activity during the six months ended January 31, 2010, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2009	3,481,235	$.74	-	-
Granted	200,000	.65	-	-
Exercised	(167,500)	.29	-	-
Forfeited	(715,059)	.79	-	-
Options outstanding at January 31, 2010	2,798,676	$.75	7.15	$389,630
Options exercisable at January 31, 2010	2,133,174	$.76	6.60	$299,635

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

Capitalized Software Development Costs

We capitalize our software development costs when the projects under development reach technological feasibility as defined by Financial Accounting Standard (“FAS”) No. 86 (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 985-20), and amortize these costs over the products’ estimated useful lives. Under ASC 985-20, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value as defined by ASC 985-20 requires that we estimate future cash flows to be generated by the products and use judgment in quantifying the appropriate amount to write off, if any.  Actual cash flows and amounts realized from the software products could differ from our estimates.  Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

We assess the possible impairment of goodwill at least annually or when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carry amount.  Impairment is the condition that exists when the carrying amount of the goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carry value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid to the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the asset.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2010 or 2009.

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

Results of Operations

Revenues

Total revenues for the quarter ended January 31, 2010 amounted to $2,480,200, representing an increase of $500,461, or 25.3% compared to revenues of $1,979,739 for the quarter ended January 31, 2009.  Total revenues for the six months ended January 31, 2010 amounted to $4,646,577, representing a decrease of $196,528, or 4.1% compared to revenues of $4,843,105 for the six months ended January 31, 2009.  This three month increase and six month decrease is due to the factors described below.

Software license revenues for the quarter ended January 31, 2010 amounted to $968,374 representing an increase of $33,689 or 3.6%, compared to software license revenues of $934,685 for the quarter ended January 31, 2009.  Software license revenues for the six months ended January 31, 2010 amounted to $1,599,629 representing a decrease of $789,662 or 33.1%, compared to software license revenues of $2,389,291 for the six months ended January 31, 2009.  Software license revenue is sold directly through domestic salespeople and indirectly through international distributors and OEM partners. The increase in software license for the three month period was minimal and included $250,000 associated with a new license sale for the storage related capabilities of our RocketStream products.  The decrease in software license revenue for the six month period is primarily attributable to last year’s Secur-Line License Agreement with Beta America, more fully described in Note 5 of the accompanying financial statements, under which certain deferred maintenance revenue was recognized as license revenue in October 2008, and is now being recognized as maintenance revenue.

Software maintenance fees and other increased by $444,996, or 43.6% to $1,466,050 compared to such fees for the quarter ended January 31, 2009 of $1,021,054. Software maintenance fees and other increased by $551,496, or 23.4% to $2,905,172 compared to such fees for the six months ended January 31, 2009 of $2,353,676. The increase in software maintenance fees and other is primarily due to last year’s  recognition of deferred maintenance revenue as a result of the Secur-Line License Agreement with Beta America more fully described in Note 5 of the accompanying financial statements.  As described in this Note, per this agreement certain deferred maintenance revenue was recognized as license revenue in October 2008, and is now being recognized as maintenance revenue.

Fees for professional services for the quarter ended January 31, 2010 amounted to $45,776 an increase of $21,776, or 90.7%, compared to fees for professional services of $24,000 for the quarter ended January 31, 2009. Fees for professional services for the six months ended January 31, 2010 amounted to $141,776 an increase of $41,638, or 41.6%, compared to fees for professional services of $100,138 for the six months ended January 31, 2009. Such revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers.  Consequently, consulting revenue can vary considerably from period to period.

Operating Expenses

Operating expenses decreased to $2,311,671 for the quarter ended January 31, 2010 from $2,477,965 for the quarter ended January 31, 2009, a decrease of $166,294 or 6.7%. Operating expenses decreased to $4,400,827 for the six months ended January 31, 2010 from $5,351,508 for the six months ended January 31, 2009, a decrease of $950,681 or 17.8%. The decrease in operating expenses for the three and six months ended January 31, 2010 is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended January 31, 2010 amounted to $401,903, representing a decrease of $7,174 or 1.8%, compared to cost of software licenses of $409,077, for the quarter ended January 31, 2009. Cost of software licenses for the six months ended January 31, 2010 amounted to $803,904, representing a decrease of $48,891 or 5.7%, compared to cost of software licenses of $852,795, for the six months ended January 31, 2009. The decrease in cost of software sales and licenses is due to the decrease in amortization expense for internally developed software completed and announced available for sale during the quarter.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended January 31, 2010 amounted to $332,511, representing an increase of $86,884 or 35.4%, compared to cost of maintenance fees and other of $245,627 for the quarter ended January 31, 2009. Cost of maintenance fees and other for the six months ended January 31, 2010 amounted to $654,822, representing an increase of $125,378 or 23.7%, compared to cost of maintenance fees and other of $529,444 for the six months ended January 31, 2009. The increase in cost of maintenance fees and other is primarily due to the implementation of the Services Agreement with Beta Canada more fully described in Note 5 of the accompanying financial statements, offset by a decrease in the employee headcount and payroll allocated costs associated with the technical services rendered directly by us.

Commissions amounted to $143,096 for the quarter ended January 31, 2010 representing a decrease of $74,916 or 34.4% compared to $218,012 for the quarter ended January 31, 2009.  Commissions amounted to $292,268 for the six months ended January 31, 2010 representing a decrease of $95,793 or 24.7% compared to $388,061 for the six months ended January 31, 2009. The decrease in commission expense for the three months ended January 31, 2010 is primarily due to certain sales that were non commissionable. The decrease in commission expense for the six months ended January 31, 2010 is primarily due to a decrease in license sales.

Selling and marketing expense for the quarter ended January 31, 2010 amounted to $462,696 representing a decrease of $150,644 or 24.6%, compared to selling and marketing expense of $613,340 for the quarter ended January 31, 2009. Selling and marketing expense for the six months ended January 31, 2010 amounted to $899,783 representing a decrease of $532,367 or 37.2%, compared to selling and marketing expense of $1,432,150 for the six months ended January 31, 2009. The decrease in selling and marketing for the three and six months ended January 31, 2010 is primarily due to a decrease in employee payroll and employee related expenses, the termination of the our public relations firm and decreases in sales related travel.

General and administrative expense for the quarter ended January 31, 2010 amounted to $849,652, representing a decrease of $67,708 or 7.4% compared to $917,360 in general and administrative expense for the quarter ended January 31, 2009. General and administrative expense for the six months ended January 31, 2010 amounted to $1,559,145, representing a decrease of $432,052 or 21.7% compared to $1,991,197 in general and administrative expense for the quarter ended January 31, 2009. The decrease in general and administrative expenses for the three and six months is primarily due to a decrease in consulting fees, a reduction in payroll and a decrease in professional fees offset by increases to executive discretionary compensation.

We reported net income of $169,734 and net loss of $496,087 for the three months ended January 31, 2010 and 2009, respectively and a net income of $248,253 and net loss of $499,339 for the six months ended January 31, 2010 and 2009, respectively.

Liquidity, Capital Resources and Financial Condition

At January 31, 2010, we had a cash balance of $1,366,039.

Operating activities provided cash of $1,112,812 for the six months ended January 31, 2010.  This resulted primarily from a decrease to trade accounts receivable of $400,325, non-cash charges for depreciation and amortization of $859,181, offset by a decrease in deferred revenue of $239,045 and a decrease in accounts payable and accrued expenses of $220,648 based on the timing of cash disbursements.

Investing activities used cash of $951,373 for the six months ended January 31, 2010 primarily for the acquisition of Rocketstream assets of $429,539 and costs associated with the development of our software products.

Financing activities provided cash of $98,250 from proceeds of our common stock in a private placement and the exercise of stock options.

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

Item 2.          Unregistered Sale of Equity Securities and Use of Proceeds

On December 21, 2009, several accredited investors were issued 234,375 shares of Common Stock, $0.001 par value per share, valued at $.64 per share, as partial consideration for the purchase of certain assets from these investors.

Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") for the transaction described above is claimed under Section 4(2) of the Act, and Rule 506 promulgated thereunder.  The exemption was established by the representation of such investor as to its status as an accredited investor, that it was purchasing the securities for its own account and not with a view to the resale or distribution of any part thereof in violation of the Act and the acknowledgment by such investor that resale of the securities may not be made unless registered under the Act, or another exemption is available.  In addition, the securities bear a legend indicating such restrictions on transferability.

The securities issued in the transactions described above have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

PROGINET CORPORATION
(Registrant)

Date March 10, 2010	/s/ Sandison Weil
Sandison Weil, President and
Chief Executive Officer

Date March 10, 2010	/s/ Joseph Christel
Joseph Christel
Chief Financial Officer