Form 10-Q
period 2010-04-30
PROGINET CORP
filed 2010-05-20
CIK 934868

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

   Yes                                           No    X

There were 17,085,448 shares of Common Stock outstanding as of May 19, 2010.

PROGINET CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2010

PART I. FINANCIAL STATEMENTS

Item 1.	Financial Statements

	Balance Sheets as of April 30, 2010 (Unaudited)
	and July 31, 2009	3

	Statements of Operations for the Three and Nine
	Months ended April 30, 2010 and 2009 (Unaudited)	4

	Statement of Stockholders' Equity for the
	Nine Months ended April 30, 2010 (Unaudited)	5

	Statements of Cash Flows for the Nine
	Months Ended April 30, 2010 and 2009 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1A	Risk Factors	18

Item 6.	Exhibits	18

SIGNATURES		19

PROGINET CORPORATION
Balance Sheets

	April 30, 2010 (Unaudited)	July 31, 2009
Assets
Current assets
Cash	$1,433,233	$1,106,349
Trade accounts receivable, net	1,979,208	2,366,174
Prepaid expenses	189,458	207,050
Total current assets	3,601,899	3,679,573

Property and equipment, net	245,234	323,478
Capitalized software development costs, net	4,049,960	4,080,434
Purchased software, net	606,030	133,198
Customer relationships, net	-	106,350
Goodwill	135,932	135,932
Other assets	35,870	35,870
	$8,674,925	$8,494,835

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$268,850	$395,835
Accrued expense	690,424	865,819
Deferred revenues	2,658,857	2,804,438
Deferred rent	31,491	23,900
Total current liabilities	3,649,622	4,089,992

Deferred revenues	82,725	64,919
Deferred rent	99,887	123,938
	3,832,234	4,278,849
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.001 par value, 40,000,000 shares authorized,
18,410,674 shares issued at April 30, 2010 and 17,847,508 at July 31, 2009	18,411	17,848
Additional paid-in capital	14,172,530	13,799,030
Treasury stock 1,325,226, at cost, at April 30, 2010 and July 31, 2009	(606,023)	(606,023)
Accumulated deficit	(8,742,227)	(8,994,869)
	4,842,691	4,215,986

	$8,674,925	$8,494,835

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2010	2009	2010	2009

Revenues
Software licenses	$652,536	$554,913	$2,252,165	$2,944,204
Software maintenance fees and other	1,388,721	1,201,222	4,293,893	3,554,899
Professional services	11,200	14,000	152,976	114,139
	2,052,457	1,770,135	6,699,034	6,613,242

Operating expense
Cost of software licenses	326,542	380,461	1,130,446	1,233,257
Cost of maintenance fees and other	323,995	266,328	978,817	805,967
Cost of professional services	3,212	6,537	81,678	32,208
Commissions	291,309	145,449	583,578	523,316
Research and development	35,233	23,463	147,672	155,653
Selling and marketing	499,203	501,246	1,398,985	1,933,397
General and administrative	569,998	797,826	2,129,144	2,789,021
	2,049,492	2,121,310	6,450,320	7,472,819

Income (loss) from operations	2,965	(351,175)	248,714	(859,577)

Interest income	1,424	612	3,928	9,675

Income (loss) before income taxes	4,389	(350,563)	252,642	(849,902)

Income tax expense	-	-	-	-

Net income (loss)	$4,389	$(350,563)	$252,642	$(849,902)

Basic and diluted loss per common share	$.00	$(.02)	$.01	$(.06)

Weighted average common shares outstanding - basic	17,085,448	14,849,055	16,916,301	14,835,227

Weighted average common shares outstanding - diluted	17,669,472	14,849,055	17,421,887	14,835,227

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statement of Stockholders’ Equity
Nine months ended April 30, 2010 (unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock	Accumulated deficit	Total
	Shares	Amount

Balance – August 1, 2009	17,847,508	$17,848	$13,799,030	$(606,023)	$(8,994,869)	$4,215,986

Exercise of common stock options	167,500	168	48,082			48,250

Stock option expense			135,188			135,188

Private placement, net	161,291	161	49,839			50,000

Stock issuance related to asset purchase	234,375	234	140,391			140,625

Net income					252,642	252,642

Balance – April 30, 2010	18,410,674	$18,411	$14,172,530	$(606,023)	$(8,742,227)	$4,842,691

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended
	April 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$252,642	$(849,902)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	1,216,204	1,285,878
Stock based compensation	135,188	192,399
Deferred revenue	(127,775)	(1,143,852)
Deferred rent	(16,460)	(9,126)
Changes in operating assets and liabilities
Trade accounts receivable	386,966	243,179
Prepaid expenses and other assets	(65,112)	28,439
Accounts payable and accrued expenses	(302,380)	95,535

Net cash provided by (used in) operating activities	1,479,273	(157,450)

Cash flows from investing activities
Capitalized software development costs	(813,300)	(1,181,067)
Purchase of Rocketstream assets	(429,539)	-
Purchases of property and equipment	(7,800)	(251,043)

Net cash used in investing activities	(1,250,639)	(1,432,110)

Cash flows from financing activities
Proceeds from private placement, net	50,000	-
Exercise of common stock options	48,250	63,700

Net cash provided by financing activities	98,250	63,700

Net increase (decrease) in cash	326,884	(1,525,860)

Cash at beginning of period	1,106,349	2,338,335

Cash at end of period	$1,433,233	$812,475

Supplemental Disclosures of Cash Flow Information

Non-cash financing and investing activity:
Stock issuance related to Rocketstream asset purchase	$140,625	$-
Settlement of a preexisting Rocketstream relationship	$82,704	$-
Private placement fee waiver	$-	$150,000

The accompanying notes are an integral part of these financial statements.

PROGINET CORPORATION
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
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

These results for the period ended April 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.             Accounts Receivable
On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions. As of April 30, 2010 and July 31, 2009, there was an allowance for doubtful accounts of $45,000.

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

Amortization commences once a product becomes available for sale to customers.  Generally, an original estimated economic life of five years is assigned to capitalized software development costs. Amortization expense charged to operations was $293,514 and $843,766 for the three and nine months ended April 30, 2010. Amortization expense charged to operations was $245,332 and $799,323 for the three and nine months ended April 30, 2009. This expense is recorded under “Cost of software licenses” on the Statement of Operations.  Capitalized software development costs are net of accumulated amortization of $2,523,692 and $4,748,271 at April 30, 2010 and July 31, 2009, respectively. Capitalized software development costs are retired from the balance sheet when fully amortized. As of April 30, 2010, $8,801,054 of capitalized software development cost was retired from the balance sheet.

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

6.	Purchased Software and Customer Relationships

Rocketstream
On December 21, 2009, we entered into a Subscription Agreement with various parties to purchase certain assets related to Rocketstream software.  The agreement called for a cash payment, issuance of Proginet stock as well as a potential royalty earn out on Rocketstream software sales up to December 20, 2011, which will be recorded as a royalty expense as incurred. We recorded $652,868, which includes legal and other transaction fees, as purchased software and are amortizing over a five year period. As of April 30, 2010 accumulated amortization was $46,838.

Blockade
In a prior year the Company acquired Blockade which resulted in the recording of purchased software and customer relationships with an original cost of $1,501,774 and $1,199,078, respectively.  Purchased software from this acquisition is net of accumulated amortization of $1,501,774 and $1,368,576 at April 30, 2010 and July 31, 2009, respectively. Customer relationships are net of accumulated amortization of $1,199,078 and $1,092,728 at April 30, 2010 and July 31, 2009, respectively.

Purchased software and customer relationships were being amortized over a period of five years and are fully amortized as of April 30, 2010. Amortization expense charged to operations for purchased software is $32,743 and $180,036 for the three and nine months ended April 30, 2010. Amortization expense charged to operations for customer relationships is $0 and 106,350 for the three and nine months ended April 30, 2010.

7.	Accrued Expense
	April 30, 2010	July 31, 2009
Salaries, commissions, and benefits	$307,080	$227,624
Severance	-	148,261
Distributor payable	286,287	304,914
Private placement costs	-	19,055
Professional fees	64,000	91,945
Other	33,057	74,020
Total Accrued Expense	$690,424	$865,819

8.	Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	April 30,		April 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$4,389	$(350,563)	$252,642	$(849,902)

Denominator:
Weighted average number
of common shares (basic)	17,085,448	14,849,055	16,916,301	14,835,227

Effect of dilutive securities:
Stock Options	584,024	-	505,586	-

Weighted average number
of common shares (diluted)	17,669,472	14,849,055	17,421,887	14,835,227

Basic and diluted
Income (loss) per share	$.00	$(.02)	$.01	$(.06)

Potential common shares of 1,311,676 and 1,551,696 for the three and nine months ended April 30, 2010 and 3,545,000 and 2,882,000 for the three and nine months ended April 30, 2009 are excluded in computing basic and diluted net income (loss) per share as their effects would be anti-dilutive.

9.            Equity
We follow the provisions of FASB ASC Subtopic 718-10, requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The impact on our results of operations of recording share-based compensation expense for the three and nine months ended April 30, 2010 were $49,491 and $135,188, respectively. The impact on our results of operations of recording share-based compensation expense for both the three and nine months ended April 30, 2009 were $72,260 and $192,399. This expense was recorded to “General and administrative” on the Statement of Operations.

Stock Option activity during the nine months ended April 30, 2010, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value
Outstanding at August 1, 2009	3,931,235	$.73	-	-
Granted	340,000	.65	-	-
Exercised	(167,500)	.29	-	57,850
Forfeited	(730,059)	.81	-	-
Options outstanding at April 30, 2010	3,373,676	$.72	6.72	$762,710
Options exercisable at April 30, 2010	2,268,174	$.76	6.54	$464,500

10.          Fair Value
The fair values of the Company’s financial instruments, consisting of cash, trade accounts receivable, prepaids, accounts payable and accrued expenses, and deferred revenues approximate their carrying values in the financial statements because of the short-term maturity of these instruments.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.

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

Results of Operations

Revenues

Total revenues for the quarter ended April 30, 2010 amounted to $2,052,457, representing an increase of $282,322, or 16% compared to revenues of $1,770,135 for the quarter ended April 30, 2009.  Total revenues for the nine months ended April 30, 2010 amounted to $6,699,034, representing an increase of $85,792, or 1% compared to revenues of $6,613,242 for the nine months ended April 30, 2009.  This three and nine month increase is due to the factors described below.

Software license revenues for the quarter ended April 30, 2010 amounted to $652,536 representing an increase of $97,623 or 18%, compared to software license revenues of $554,913 for the quarter ended April 30, 2009.  Software license revenues for the nine months ended April 30, 2010 amounted to $2,252,165 representing a decrease of $692,039 or 24%, compared to software license revenues of $2,944,204 for the nine months ended April 30, 2009. Software license revenue is sold directly through domestic salespeople and indirectly through international distributors and OEM partners.  The decrease in software license revenue for the nine month period is primarily attributable to last year’s Secur-Line License Agreement with Beta America, more fully described in Note 5 of the accompanying financial statements, under which certain deferred maintenance revenue was recognized as license revenue in October 2008, and is now being recognized as maintenance revenue.

Software maintenance fees and other increased by $187,499, or 16% to $1,388,721 compared to such fees for the quarter ended April 30, 2009 of $1,201,222. Software maintenance fees and other increased by $738,994, or 21% to $4,293,893 compared to such fees for the nine months ended April 30, 2009 of $3,554,899. The increase in software maintenance fees and other is primarily due to last year’s  recognition of deferred maintenance revenue as a result of the Secur-Line License Agreement with Beta America more fully described in Note 5 of the accompanying financial statements.  As described in this Note, per this agreement certain deferred maintenance revenue was recognized as license revenue in October 2008, and is now being recognized as maintenance revenue.

Revenue for professional services for the quarter ended April 30, 2010 amounted to $11,200 a decrease of $2,800, or 20%, compared to fees for professional services of $14,000 for the quarter ended April 30, 2009. Fees for professional services for the nine months ended April 30, 2010 amounted to $152,976 an increase of $38,837, or 34%, compared to fees for professional services of $114,139 for the nine months ended April 30, 2009. Such revenue is related to ad-hoc consulting services that are typically provided in response to requests for support from existing customers.  Consequently, consulting revenue can vary considerably from period to period.

Operating Expenses

Operating expenses decreased to $2,049,492 for the quarter ended April 30, 2010 from $2,121,310 for the quarter ended April 30, 2009, a decrease of $71,818 or 3%. Operating expenses decreased to $6,450,320 for the nine months ended April 30, 2010 from $7,472,819 for the nine months ended April 30, 2009, a decrease of $1,022,499 or 14%. The decrease in operating expenses for the three and nine months ended April 30, 2010 is primarily a combined result of the following factors:

Cost of software licenses (which primarily includes amortization of capitalized software costs) for the quarter ended April 30, 2010 amounted to $326,542, representing a decrease of $53,919 or 14%, compared to cost of software licenses of $380,461, for the quarter ended April 30, 2009. Cost of software licenses for the nine months ended April 30, 2010 amounted to $1,130,446, representing a decrease of $102,811 or 8%, compared to cost of software licenses of $1,233,257, for the nine months ended April 30, 2009. The decrease in cost of software sales and licenses for the three and nine months ended April 30, 2010 is due to the decrease in amortization expense for purchased software and customer relationships which became fully amortized on January 31, 2010.

Cost of maintenance fees and other (which principally consists of technical support payroll) for the quarter ended April 30, 2010 amounted to $323,995, representing an increase of $57,667 or 22%, compared to cost of maintenance fees and other of $266,328 for the quarter ended April 30, 2009. Cost of maintenance fees and other for the nine months ended April 30, 2010 amounted to $978,817, representing an increase of $172,850 or 21%, compared to cost of maintenance fees and other of $805,967 for the nine months ended April 30, 2009. The increase in cost of maintenance fees and other for the six and nine months ended April 30, 2010 is primarily due to the implementation of the Services Agreement with Beta Canada more fully described in Note 5 of the accompanying financial statements, offset by a decrease in the employee headcount and payroll allocated costs associated with the technical services rendered directly by us.

Commissions amounted to $291,309 for the quarter ended April 30, 2010 representing an increase of $145,860 or 100% compared to $145,449 for the quarter ended April 30, 2009.  Commissions amounted to $583,578 for the nine months ended April 30, 2010 representing an increase of $60,262 or 12% compared to $523,316 for the nine months ended April 30, 2009. The increase in commission expense for the three and nine months ended April 30, 2010 is primarily due to the settlement of a previously disputed commission and higher software license sales.

Selling and marketing expense for the quarter ended April 30, 2010 amounted to $499,203 representing a decrease of $2,043 or 0.4%, compared to selling and marketing expense of $501,246 for the quarter ended April 30, 2009. Selling and marketing expense for the nine months ended April 30, 2010 amounted to $1,398,985 representing a decrease of $534,412 or 28%, compared to selling and marketing expense of $1,933,397 for the nine months ended April 30, 2009. The decrease in selling and marketing for the nine months ended April 30, 2010 is primarily due to a decrease in employee payroll and employee related expenses, decreases to public relations expense and decreases in sales related travel.

General and administrative expense for the quarter ended April 30, 2010 amounted to $569,998, representing a decrease of $227,828 or 29% compared to $797,826 in general and administrative expense for the quarter ended April 30, 2009. General and administrative expense for the nine months ended April 30, 2010 amounted to $2,129,144, representing a decrease of $659,877 or 24% compared to $2,789,021 in general and administrative expense for the quarter ended April 30, 2009. The decrease in general and administrative expenses for the three and nine months is primarily due to a decrease in consulting fees, a reduction in payroll and a decrease in professional fees.

We reported net income of $4,389 and a net loss of $350,563 for the three months ended April 30, 2010 and 2009, respectively and a net income of $252,642 and a net loss of $849,902 for the nine months ended April 30, 2010 and 2009, respectively.

Liquidity, Capital Resources and Financial Condition

At April 30, 2010, we had a cash balance of $1,433,233.

Operating activities provided cash of $1,479,273 for the nine months ended April 30, 2010.  This resulted primarily from a decrease to trade accounts receivable of $386,966, non-cash charges for depreciation and amortization of $1,216,204, offset by a decrease in deferred revenue of $127,775 and a decrease in accounts payable and accrued expenses of $302,380 based on the timing of cash disbursements.

Investing activities used cash of $1,250,639 for the nine months ended April 30, 2010 primarily for costs associated with the development of our software products and the acquisition of Rocketstream assets of $429,539.

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

The Credit Agreement includes usual and customary events of default for facilities of this nature and provides that, upon the occurrence of an event of default, all amounts payable under the Credit Agreement may be accelerated.  The Credit Agreement also restricts our ability to incur other indebtedness, other than payables in the ordinary course of business.  Either party can terminate the Credit Agreement at any time, with a required payment of $10,000 if terminated by us in the first year after the date of execution.  We were also required to pay a variety of fees aggregating approximately $35,000 in connection with entering into the facility.  We have not yet used the Credit Agreement as of the date of this filing.

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

PART II.  OTHER INFORMATION

Item 1A.               Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended July 31, 2009.

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

PROGINET CORPORATION
(Registrant)

Date May 20, 2010	/s/ Sandison Weil
Sandison Weil, President and
Chief Executive Officer

Date May 20, 2010	/s/ Joseph Christel
Joseph Christel
Chief Financial Officer